Form 10-K
period 2011-12-31
Azur Pharma Public Ltd Co
filed 2012-02-28
CIK 1529938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-177528

JAZZ PHARMACEUTICALS PUBLIC

LIMITED COMPANY

(Exact name of registrant as specified in its charter)

(formerly known as Azur Pharma Public Limited Company)

Ireland	98-1032470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Fitzwilliam Square

Dublin 2, Ireland

011-353-1-634-4183

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary shares, nominal value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of January 18, 2012, based upon the last sale price reported for such date on the NASDAQ Global Select Market, was $1,555,899,684. The calculation of the aggregate market value of voting and non-voting stock excludes 23,331,086 of the registrant’s ordinary shares held by executive officers, directors, and shareholders that the registrant has concluded were affiliates of the registrant at that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. The registrant has elected to use January 18, 2012 as the calculation date, which was the initial trading date of the registrant’s ordinary shares on the NASDAQ Global Select Market, since on June 30, 2011 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held concern. As of February 21, 2012, a total of 56,243,783 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual General Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

EXPLANATORY NOTE

This Annual Report on Form 10-K is being filed by the registrant on its own behalf. The registrant is also deemed to be the successor to Jazz Pharmaceuticals, Inc. pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and is filing a separate Annual Report on Form 10-K for the fiscal year ended December 31, 2011, on behalf of Jazz Pharmaceuticals, Inc. as required by Rule 12g-3(g) under the Exchange Act. This Annual Report on Form 10-K contains information to be reported by the registrant with respect to its last full fiscal year, as well as information about the combined company after giving effect to the merger described below.

The registrant is an Irish public limited company that was formerly named Azur Pharma Public Limited Company. Pursuant to an Agreement and Plan of Merger and Reorganization, or Merger Agreement, dated as of September 19, 2011, as amended, a wholly-owned subsidiary of the registrant merged with and into Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. surviving the merger and becoming a wholly-owned subsidiary of the registrant. The merger was consummated on January 18, 2012. Pursuant to the Merger Agreement, the registrant changed its name to Jazz Pharmaceuticals Public Limited Company (referred to herein as Jazz Pharmaceuticals plc), and each share of the common stock of Jazz Pharmaceuticals, Inc. issued and outstanding immediately prior to the effective time of the merger was canceled and automatically converted into and became the right to receive one ordinary share of the registrant. The registrant’s ordinary shares trade on the same exchange, The NASDAQ Global Select Market, and under the same trading symbol “JAZZ,” as the Jazz Pharmaceuticals, Inc. common stock prior to the merger.

Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes and the transaction is being accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the consolidated financial statements of Jazz Pharmaceuticals, Inc. for the periods through January 18, 2012 became our consolidated financial statements for the same respective periods. Notwithstanding that accounting treatment, the consolidated financial statements included in this Annual Report on Form 10-K are those of Azur Pharma, not Jazz Pharmaceuticals, Inc., because this Annual Report on Form 10-K covers the last fiscal year of Azur Pharma and the merger was consummated after the end of the period covered by this Annual Report on Form 10-K. Accordingly, the results of operations and financial position of Azur Pharma as reported herein are not indicative of the future results of operations and financial position of the combined company. Investors should review the separate Annual Report on Form 10-K for the year ended December 31, 2011 that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the Securities and Exchange Commission (Commission File No. 001-33500) for information regarding the historical results of operations and financial condition of Jazz Pharmaceuticals, Inc.

Unless otherwise indicated or the context otherwise requires, references to “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor, Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger on January 18, 2012. The historical financial information set forth in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, reflects the consolidated results of operations and financial position of Azur Pharma prior to the merger.

JAZZ PHARMACEUTICALS PLC

(formerly known as Azur Pharma Public Limited Company)

2011 ANNUAL REPORT ON FORM 10-K

In this report, unless otherwise indicated or the context otherwise requires, “Jazz Pharmaceuticals,” “the registrant,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc, a public limited company formed under the laws of Ireland, and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger referred to in the Explanatory Note above. The historical financial information set forth in this Annual Report on Form 10-K, unless otherwise indicated or the context otherwise requires, reflects the consolidated results of operations and financial position of Azur Pharma prior to the merger.

We own or have rights to various copyrights, trademarks, and trade names used in our business, including the following: Jazz Pharmaceuticals®, Xyrem® (sodium oxybate) oral solution, FazaClo® (clozapine, USP), Luvox CR® (fluvoxamine maleate) Extended-Release Capsules, Luvox® (fluvoxamine maleate), Prialt® (ziconotide intrathecal infusion), Elestrin® (estradiol gel 0.06%), Urelle® (urinary antiseptic), Gesticare® (prenatal vitamin), Natelle® (prenatal vitamin), Gastrocrom® (cromolyn sodium oral concentrate), Niravam® (alprazolam), Parcopa® (carbidopa/levodopa), and AVC™ Cream (sulfanilamide). This report also includes trademarks, service marks, and trade names of other companies.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Unless otherwise indicated or the context otherwise requires, all references herein to “Jazz Pharmaceuticals,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger described below.

PART I

Item 1.	Business

Overview

We are a specialty biopharmaceutical company focused on the identification, development and commercialization of pharmaceutical products to meet important unmet medical needs in focused therapeutic areas. Our marketed products include Xyrem (sodium oxybate oral solution), which is the only product approved by the United States Food and Drug Administration, or FDA, for the treatment of both cataplexy and excessive daytime sleepiness in patients with narcolepsy; our psychiatry products, FazaClo (clozapine, USP) LD and FazaClo HD, orally disintegrating clozapine tablets indicated for treatment resistant schizophrenia, and Luvox CR (fluvoxamine maleate) marketed for the treatment of obsessive compulsive disorder; Prialt (ziconotide intrathecal injection), the only non-opioid intrathecal analgesic indicated for refractory severe chronic pain; and a portfolio of women’s health and other products led by Elestrin (estradiol gel 0.06%), indicated for the treatment of moderate to severe vasomotor symptoms associated with menopause.

Key elements of our strategy include:

•	Growing and protecting our existing product franchises;

•	Acquiring or in-licensing additional marketed or close to approval products; and

•	Pursuing development of additional specialty products.

The Merger; Historic Businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma

On January 18, 2012, Azur Pharma and Jazz Pharmaceuticals, Inc. completed a merger transaction pursuant to which we were re-named Jazz Pharmaceuticals plc and became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly-owned subsidiary. In the merger, all outstanding shares of Jazz Pharmaceuticals, Inc.’s common stock were canceled and converted into the right to receive, on a one-for-one basis, our ordinary shares. Our ordinary shares trade on the same exchange, The NASDAQ Global Select Market, and under the same trading symbol, “JAZZ,” that the shares of Jazz Pharmaceuticals, Inc.’s common stock traded on and under prior to the merger. Prior to the merger, Jazz Pharmaceuticals, Inc. marketed its two products, Xyrem and Luvox CR, through its experienced specialty sales force targeting sleep specialists, neurologists, pulmonologists and psychiatrists. For information regarding the historic business of Azur Pharma, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes and the merger is being accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the consolidated financial statements of Jazz Pharmaceuticals, Inc. became our consolidated financial statements. Notwithstanding that accounting treatment, the consolidated financial statements included in this Annual Report on Form 10-K are those of Azur Pharma, not Jazz Pharmaceuticals, Inc., because this Annual Report on Form 10-K covers the last fiscal year of

Azur Pharma and the merger was consummated after the end of the period covered by this Annual Report on Form 10-K. Accordingly, the results of operations and financial position of Azur Pharma as reported herein are not indicative of the future results of operations and financial position of the combined company. Investors should review the separate Annual Report on Form 10-K for the year ended December 31, 2011 that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the Securities and Exchange Commission (Commission File No. 001-33500) for information regarding the historical results of operations and financial condition of Jazz Pharmaceuticals, Inc.

Marketed Products

Xyrem (sodium oxybate) oral solution

Xyrem is the only treatment approved by the FDA for both excessive daytime sleepiness and cataplexy in patients with narcolepsy. Sodium oxybate, the active pharmaceutical ingredient in Xyrem, is a formulation of the sodium salt of g-hydroxybutyrate, an endogenous neurotransmitter and metabolite of g-aminobutyric acid. Xyrem was approved for the treatment of cataplexy in patients with narcolepsy in 2002, and was approved for its second indication, the treatment of excessive daytime sleepiness in patients with narcolepsy, in 2005. The American Academy of Sleep Medicine recommends Xyrem as a standard of care for the treatment of both excessive daytime sleepiness and cataplexy associated with narcolepsy.

Narcolepsy is a chronic neurologic disorder caused by targeted loss of neurons that use the neurotransmitter hypocretin (also known as orexin), which is hypothesized to stabilize sleep-wake states. The primary symptoms of narcolepsy include excessive daytime sleepiness, cataplexy, sleep paralysis, sleep-onset and sleep-offset hallucinations and fragmented nighttime sleep. These symptoms can lead to a variety of complications for the patient, such as limitations on education and employment opportunities, driving or machinery accidents, difficulties at work resulting in disability, forced retirement or job dismissal. Several significant medical comorbidities are also common in narcolepsy, including obstructive sleep apnea, obesity, bipolar disorder and depression. Excessive daytime sleepiness is the most common symptom of narcolepsy and is present in all narcolepsy patients. Excessive daytime sleepiness is characterized by chronic, pervasive sleepiness as well as sudden irresistible and overwhelming urges to sleep (inadvertent naps and sleep attacks). Cataplexy, the sudden loss of muscle tone, can be one of the most debilitating symptoms of narcolepsy. Cataplexy is present in approximately 70% of patients with narcolepsy. Cataplexy can range from slight weakness or a drooping of the face to the complete loss of muscle tone resulting in collapse. Cataplexy is often triggered by strong emotions such as laughter, anger or surprise. Cataplexy can severely impair a patient’s quality of life and ability to function.

According to the American Sleep Association, about 150,000 to 200,000 people in the United States are affected by narcolepsy and only approximately 25% of those people have been definitively diagnosed with narcolepsy. Xyrem is currently being used to treat over 9,000 patients in the United States, and we believe there are significantly more patients with narcolepsy and cataplexy and/or excessive daytime sleepiness who might benefit from treatment with Xyrem.

In 2011, Jazz Pharmaceuticals, Inc.’s net product sales of Xyrem were $233.3 million.

Commercialization and Distribution

We promote Xyrem in the United States through a specialty sales force. Our marketing, sales and distribution of Xyrem are subject to a risk management plan which was required in conjunction with Xyrem’s approval by the FDA.

Under the Xyrem risk management plan, the Xyrem Success Program®, Xyrem is distributed through a single central pharmacy, Express Scripts Specialty Distribution Services and its affiliate CuraScript, Inc., or ESSDS, with which we have an exclusive relationship. The central pharmacy maintains physician and patient registries, and the product may not be stocked in retail pharmacies. Each physician and patient receives materials concerning the risks and benefits of the product before the physician can prescribe, or a patient can receive, Xyrem. Whenever a prescription is received by the central pharmacy, the central pharmacy verifies the prescription and obtains additional information by contacting the patient’s insurance company. The central pharmacy also speaks with the patient before it ships Xyrem to the patient. The central pharmacy ships the product directly to the patient by a courier service, and the patient or his/her designee signs for the package. The initial shipment may only be for a one-month supply and physicians may only prescribe up to six months of supply of Xyrem at one time.

Pursuant to our exclusive agreement, ESSDS distributes Xyrem and provides customer support services related to the sales and marketing of Xyrem in the United States. Our agreement, which has been in effect since July 2002, expires on June 30, 2015, subject to automatic two-year extensions unless either party provides notice to the other of its intent to terminate the agreement. Under the agreement, we own all of the standard operating procedures, business rules and intellectual property, and the agreement provides for ESSDS to assist in the orderly transfer of the services ESSDS provides to us and the related intellectual property, including that of the patient database, to any new pharmacy we engage.

Outside the United States, we have licensed to UCB Pharma Limited, or UCB, the exclusive right to market Xyrem for the treatment of narcolepsy in 54 countries in exchange for milestone and royalty payments to us. UCB currently markets the product in 15 countries in Europe. We have licensed to Valeant Canada Limited, or Valeant, the Canadian marketing rights to Xyrem for the treatment of narcolepsy. We supply Xyrem to UCB and Valeant.

Xyrem is a controlled substance in the United States and therefore its manufacturing and distribution are highly restricted. Quotas from the United States Drug Enforcement Administration, or DEA, are required in order to manufacture and package sodium oxybate. Since the DEA typically grants quota on an annual basis and requires a detailed submission and justification for the request, obtaining a DEA quota has been a difficult and time consuming process. The final product and active pharmaceutical ingredient are manufactured for us by single source contract manufacturers. We have patents covering Xyrem, the last to expire of which expires in 2024. We are currently involved in litigation with a third party that filed an abbreviated new drug application, or ANDA, seeking FDA approval to market a generic version of Xyrem.

Psychiatry Products

FazaClo LD (clozapine, USP) Orally Disintegrating Tablet and FazaClo HD (clozapine, USP) Orally Disintegrating Tablet

We market FazaClo LD and FazaClo HD, which are orally disintegrating tablet formulations of clozapine, indicated for the management of severely ill schizophrenic patients who fail to respond adequately to standard drug treatment for schizophrenia and for reduction in the risk of recurrent suicidal behavior in patients with schizophrenia or schizoaffective disorder who are judged to be at chronic risk for re-experiencing suicidal behavior, based on history and recent clinical state. FazaClo LD, comprising the original three lower strength presentations, was approved by the FDA in February 2004 with respect to the 25mg and 100mg tablet strengths and in May 2007 for the 12.5mg tablet strength. Azur Pharma initiated development of FazaClo HD, 150 mg and 200 mg dosage strengths, in late 2008. FazaClo HD received FDA approval in July 2010 and was launched in September 2010. Azur Pharma acquired the rights to FazaClo LD from Avanir Pharmaceuticals, Inc., or Avanir, in August 2007.

According to IMS Health Inc., or IMS, the U.S. clozapine market is dominated by generics which accounted for approximately 88% of clozapine prescription volumes in 2011. FazaClo products accounted for approximately 9% of clozapine prescription volumes in 2011. The generics are referenced to Clozaril, a standard immediate release tablet formulation of clozapine from Novartis. FazaClo LD and FazaClo HD incorporate the DuraSolv® orally disintegrating tablet technology we license from CIMA Labs Inc., or CIMA, now a subsidiary of Teva Pharmaceutical Industries Limited, or Teva, which enables the products to dissolve without the need to chew or to swallow with water. FazaClo LD and FazaClo HD are currently the only orally disintegrating tablet formulations of clozapine available in the United States.

We promote FazaClo LD and FazaClo HD in the United States through a specialty sales force, with the support of our in-house registry team located in our Philadelphia office. Patients being prescribed any clozapine product must be enrolled in an FDA-approved patient registry. The FazaClo patient registry, an element of the FDA’s mandated risk management plan, is a database monitoring patients’ white blood cell counts, or WBC, and absolute neutrophil counts, or ANC, to permit early detection of clozapine-induced leucopenia or agranulocytosis. The registry team maintains a continuing record of total WBC and ANC and related information in the database for all patients who receive FazaClo therapy. All clozapine patients must have frequent monitoring for acceptable WBC and ANC levels which the pharmacist must verify prior to dispensing a clozapine prescription. Weekly blood samples are monitored for the first six months of treatment, and bi-weekly testing is required for the second six months with monthly monitoring for patients who have 12 months of acceptable blood test results.

We have a team of compliance liaisons, located throughout the country, who provide FazaClo patient registry support services for FazaClo.

Three generic manufacturers have filed ANDAs requesting permission to market generic versions of FazaClo LD, and one of them, Teva, has also filed an ANDA requesting permission to market a generic version of FazaClo HD. Azur Pharma brought lawsuits against all of them, and settled the suit with Teva in 2011. Under the settlement, Teva was granted a sublicense of our rights to have manufactured, market and sell a generic version of FazaClo LD and FazaClo HD, commencing in July 2012 and May 2015, respectively, or earlier upon the occurrence of certain events.

Luvox CR (fluvoxamine maleate) Extended-Release Capsules

We market Luvox CR for the treatment of obsessive compulsive disorder. Luvox CR received FDA approval in 2008. Luvox CR incorporates the SODAS™ drug delivery technology, developed by Elan Pharma International Limited, or Elan, which subsequently transferred its rights to Alkermes Pharma Ireland Limited, or Alkermes. The product is designed to minimize peak-to-trough plasma fluctuations over a 24-hour period and enable once-a-day dosing.

Obsessive compulsive disorder is a chronic anxiety disorder characterized by persistent, unwanted thoughts, or obsessions, and repetitive behaviors or rituals, or compulsions. According to the National Institute of Mental Health, obsessive compulsive disorder affects approximately 2.2 million adults in the United States. According to an article published in the International Journal of Clinical Practice, it is estimated that 60% of patients with obsessive compulsive disorder worldwide receive no treatment for their disorder. Patients with obsessive compulsive disorder use rituals to help control anxiety related to their obsessive thoughts, and these rituals become disruptive to their daily life.

We acquired the rights to market Luvox CR in the United States from Solvay Pharmaceuticals, Inc., or Solvay, which was subsequently acquired by Abbott Laboratories, or Abbott. Solvay assigned to us its rights and obligations under its license and supply agreement with Alkermes, and we sublicensed back to Solvay the rights under that agreement outside of the United States. Luvox CR is not currently marketed outside the United States.

Three companies have filed ANDAs requesting FDA approval to market a generic version for Luvox CR, and we sued all three companies. We have settled the suit against one of the companies, Anchen Pharmaceuticals, Inc. (now owned by Par Pharmaceutical Companies, Inc.), as a result of which a generic version of Luvox CR could be introduced as early as February 2013, if it receives FDA approval.

Prialt (ziconotide) intrathecal infusion

Prialt is an intrathecal infusion of ziconotide, approved by the FDA in December 2004, for the management of severe chronic pain in patients for whom intrathecal therapy is warranted, and who are intolerant of or refractory to other treatment, such as systemic analgesics, adjunctive therapies or intrathecal morphine. Intrathecal therapy is the delivery of the drug into the intrathecal space in the spine through an infusion system comprised of a programmable infusion pump and catheter. Ziconotide is a synthetic neuroactive peptide known as conotoxin and is the synthetic equivalent of a naturally-occurring conopeptide found in the piscivorous marine snail, Conus Magus. Ziconotide is thought to inhibit pain signals transmitted via N-type calcium channels, most densely located in the dorsal horn of the spinal cord, although the precise mechanism of action in humans is unknown. For most patients who achieve good pain relief and tolerability, pain relief can be maintained over time without dose increases or cumulative toxicity. Prialt is the only FDA-approved non-opioid intrathecal analgesic. Prialt is approved for use with Medtronic Inc.’s SynchroMed EL and SynchroMed II programmable implantable pumps.

Azur Pharma acquired the rights to Prialt from Elan in May 2010. Pursuant to an asset purchase agreement executed between Azur Pharma and Elan in April 2010, Azur Pharma acquired worldwide rights to Prialt excluding those territories licensed by Elan to Eisai Co. Limited, which consist of 34 countries outside of the United States, mainly in Europe. Azur Pharma paid Elan $5 million on the closing of the transaction, with an additional $12 million in deferred payments due to Elan from us in 2012. We are also obligated to pay up to a maximum aggregate amount of $120 million in contingent payments if certain net sales milestones are achieved and a tiered royalty payment on net sales.

We promote Prialt through a specialty sales force. We provide reimbursement support through our Express Pain Information Center, a dedicated Prialt call center outsourced to a third party reimbursement specialist vendor. Our internal reimbursement team provides additional reimbursement support, dealing specifically with the more complex needs of physicians and payors.

Women’s Health and Other Products

We also sell a portfolio of women’s health and other products, including:

•	Elestrin (estradiol gel 0.06%), indicated for the treatment of moderate-to-severe vasomotor symptoms (hot flashes and night sweats) associated with menopause;

•	Natelle and Gesticare prescription prenatal vitamins franchises, used to support the nutritional status of women through pregnancy and in the postnatal period;

•

Urelle, indicated for the treatment of symptoms of irritative voiding and for the relief of local signs and symptoms, such as inflammation, hypermotility and pain that accompany lower urinary tract infections;

•

Gastrocrom (cromolyn sodium) oral concentrate, indicated for the management of patients with mastocytosis, providing relief of associated symptoms such as diarrhea, flushing, headaches, vomiting, urticaria, abdominal pain, nausea and itching;

•

Niravam (orally disintegrating tablet presentation of alprazolam), indicated for the management of anxiety disorder or the short-term relief of symptoms of anxiety and also indicated for the treatment of panic disorder, with or without agoraphobia;

•	Parcopa (orally disintegrating tablet presentation of carbidopa/levodopa), indicated for the treatment of symptoms associated with idiopathic Parkinson’s disease; and

•	AVC (sulfanilamide) cream, indicated for the treatment of vulvovaginitis caused by Candida albicans.

We promote Elestrin and our prenatal vitamin brands, Natelle and Gesticare, in the United States through a specialty sales force.

Clinical Development Pipeline

Our current product candidates are Clozapine OS and Clozapine QD, development of which was initiated by Azur Pharma. Clozapine OS is an oral suspension formulation of clozapine currently approved and marketed by other companies in Europe and in other territories outside of the U.S. Azur Pharma licensed U.S. rights for the product candidate from Douglas Pharmaceuticals America Limited in February 2010. Clozapine OS successfully completed its pivotal bioequivalence study in October 2011 and a new drug application, or NDA, was submitted to the FDA in December 2011. Clozapine QD is being developed to provide the benefits of once-daily dosing of clozapine and has been evaluated in four Phase I studies.

Sales and Marketing

As of February 21, 2012, our commercial activities were divided among our marketed products as follows: Xyrem, psychiatry products (FazaClo LD and HD and Luvox CR), Prialt, and women’s health and other products (Elestrin and prenatal vitamin brands Natelle and Gesticare). We have approximately 195 carefully-trained, experienced sales professionals who detail our products to physicians in specialties appropriate for each product. Our commercial activities also include marketing and related services and commercial support services such as commercial operations, managed markets, and commercial analytics.

We also employ third party vendors, such as advertising agencies, market research firms and suppliers of marketing and other sales support related services to assist with our commercial activities.

Competition

The pharmaceutical industry is highly competitive and characterized by a number of established, large pharmaceutical companies as well as specialty pharmaceutical companies that market psychiatry, neurology, pain and women’s health products. Many of these companies have financial resources and marketing capabilities substantially greater than ours. Our ability to continue to grow over the long-term also requires that we compete successfully with other specialty pharmaceutical companies for product and product candidate acquisition and in-licensing opportunities. Some of these competitors include Valeant, Shire Pharmaceuticals, Inc., Endo Pharmaceuticals Holdings, Inc., Forest Laboratories, Inc., and Teva. These established companies may have a competitive advantage over us due to their size and financial resources.

Our products and product candidates may also compete in the future with new products currently under development by others. Any products that we develop are likely to be in a highly competitive market, and many of our competitors may succeed in developing products that may render our products obsolete or noncompetitive. In particular, our marketed products and product candidates face competition as described below:

•

Xyrem. Xyrem is the only product approved for the treatment of both cataplexy and excessive daytime sleepiness in patients with narcolepsy. No products other than Xyrem are approved for the treatment of cataplexy. The only other products approved by the FDA for the treatment of excessive daytime sleepiness in patients with narcolepsy are Provigil® (modafinil) and Nuvigil® (armodafinil), which are marketed by Cephalon, Inc, now part of Teva. Provigil and Nuvigil are also approved for the treatment of excessive daytime sleepiness in patients with obstructive sleep apnea/hypopnea syndrome and shift work sleep disorder. Xyrem is often used in conjunction with stimulants and wakefulness promoting drugs, which are administered during the day. During the pivotal Phase III trials of Xyrem for use in patients with narcolepsy, approximately 80% of patients maintained concomitant stimulant use.

As alternatives to Xyrem, cataplexy is often treated with tricyclic antidepressants and selective serotonin reuptake inhibitors, or SSRIs, or selective norepinephrine reuptake inhibitors, or SNRIs, although these products are not approved by the FDA for the treatment of cataplexy. Tricyclic antidepressants are a class of antidepressant drugs first used in the 1950s. The use of these drugs can often result in somnolence, which exacerbates the excessive daytime sleepiness already experienced by all patients with narcolepsy. SSRIs and SNRIs are compounds typically used for the treatment of clinical depression. Somnolence and insomnia are commonly reported side effects with SSRIs while loss of sleep is a commonly reported side effect with SNRIs. These side effects may be problematic for patients with narcolepsy.

•

FazaClo LD and FazaClo HD. FazaClo LD and FazaClo HD are the only orally disintegrating tablet formulations of clozapine available. While FazaClo is a branded product currently with no direct generic competition, the bulk of prescriptions for clozapine are generic tablets. These products also compete with larger branded products, including Seroquel®, marketed by AstraZeneca, Risperdal®, marketed by Janssen, and Zyprexa®, marketed by Eli Lilly.

•

Luvox CR. The market for drugs to treat obsessive compulsive disorder is very fragmented. We believe that, in addition to Luvox CR, a large number of branded and generic drugs are used for the treatment of this disorder. Seven branded products, including Luvox CR, and generic equivalents of many of these, have been approved by the FDA for the treatment of obsessive compulsive disorder, and we believe that other products are regularly used to treat this disorder. We believe that none of these products has a significant percentage of the market. The presence in a particular patient of more than one psychiatric condition is an important consideration by physicians in the selection of drugs to treat obsessive compulsive disorder. Certain drugs are approved for one or more well recognized psychiatric disorders such as major depressive disorder, which may give them broader recognition and use by physicians and patients than Luvox CR.

•

Prialt. Prialt is the only FDA-approved non-opioid intrathecal analgesic. It competes with intrathecal morphine, which is the only other product approved by the FDA for the intrathecal treatment of severe chronic pain. Other drugs are also used intrathecally by physicians, including: hydromorphone, clonidine, baclofen and sufentanil.

•

Women’s Health and Other Products. Our women’s health and other products face competition from both generic entrants and existing branded products. Some of our women’s health and other products have limited or no patent protection and potential competitors face fewer barriers in introducing competing products or generic products. On October 27, 2011, an ANDA from Pack Pharmaceuticals LLC, seeking to manufacture and sell a generic version of Gastrocrom, was approved by the FDA, and a generic version of Gastrocrom has since been launched. There may also be other companies developing products competitive to our products.

•	Product Candidates. With respect to our current and potential future product candidates, we believe that our ability to successfully compete will depend on, among other things:

•	efficacy, safety and reliability of our product candidates;

•	product acceptance by physicians, other health care providers and patients;

•	protection of our proprietary rights and the level of generic competition;

•	obtaining reimbursement for product use in approved indications;

•	our ability to complete clinical development and obtain regulatory approvals for our product candidates;

•	the timing and scope of regulatory approvals;

•	our ability to supply commercial quantities of a product to the market; and

•	our ability to recruit and retain skilled employees.

Customers and Financial Information about Geographic Areas

In the United States, Xyrem is sold to one specialty pharmacy which ships Xyrem directly to patients. During 2011, the specialty pharmacy for Xyrem was ESSDS. Outside the United States, UCB Pharma is our European commercial partner for Xyrem.

Our other products are sold primarily to distributors who distribute the product to pharmacies in the United States. In 2011, the principal distributors for our products in the United States were Cardinal Health, Inc., McKesson Corporation, and AmerisourceBergen Corporation and its subsidiary Integrated Commercialization Solutions Inc. We have standard industry agreements made in the ordinary course of business with these distributors which include prompt payment discounts, and various standard fee or rebate arrangements. Purchases are made on a purchase order basis. With the exception of Prialt where we have rights in some non-US territories, we generally do not have rights to these products outside the United States.

Information on total revenues of Azur Pharma attributed to domestic and foreign sources and customers who represented at least 10% of Azur Pharma’s total revenues is included in Note 15 to the consolidated financial statements.

Manufacturing

We do not have our own manufacturing capability for our products or product candidates, or their active pharmaceutical ingredients, or the capability to package our products. We have engaged third parties to manufacture our products. For each of our marketed and approved products, we utilize a single supplier for the active pharmaceutical ingredient and a separate finished product manufacturer.

In April 2010, we entered into an agreement with Siegfried (USA) Inc., or Siegfried, for the supply of sodium oxybate. Siegfried was approved by the FDA as our supplier in November 2011. We have the right to purchase a portion of our worldwide requirements of sodium oxybate from other suppliers. The agreement with Siegfried expires in April 2015, subject to automatic three-year extensions until either party provides notice to the other of its intent to terminate the agreement at least 18 months before the end of the then current term. During the term of the agreement and, under certain circumstances for 18 months after the agreement terminates, Siegfried is not permitted to manufacture sodium oxybate for any other company.

We have an exclusive agreement with Patheon Pharmaceuticals, or Patheon, which became effective in 2008, under which we have agreed to purchase, and Patheon has agreed to supply, our worldwide supply of Xyrem. The current term of the agreement with Patheon extends until July 2014 and may be extended, at our option, for additional two-year terms.

Quotas from the DEA are required in order to manufacture and package sodium oxybate and Xyrem. Siegfried and Patheon each require quota from the DEA to supply us with sodium oxybate and Xyrem. Since the DEA typically grants quota on an annual basis and requires a detailed submission and justification for the request, obtaining a sufficient DEA quota can be a difficult and time consuming process. In the past, the need for quota has prevented us from building significant inventories, although we have never run out of product.

For FazaClo LD and HD, and Luvox CR, we have single sources of supply, and changing suppliers can take two years or longer. We are in the process of changing suppliers for Prialt finished product and for ziconotide, the active ingredient in Prialt. We have identified and commenced the transfer of Prialt finished product manufacturing as well as the transfer of ziconotide to a new manufacturer, respectively. We believe that we have sufficient supply of ziconotide to meet our commercial requirements until supply becomes available from a new manufacturer. Final batches of Prialt finished product are scheduled for manufacture at the current manufacturer with supply expected to be sufficient to meet commercial requirements before the time we expect a new manufacturer to be approved as a supplier by the FDA.

Manufacturers and suppliers of our products and product candidates are subject to the FDA’s current Good Manufacturing Practices, or cGMP, requirements, DEA regulations and other rules and regulations prescribed by foreign regulatory authorities. We depend on our third party suppliers and manufacturers for continued compliance with cGMP requirements and applicable foreign standards.

Government Regulation

The testing, manufacturing, labeling, advertising, promotion, distribution, export and marketing of our products are subject to extensive regulation by governmental authorities in the United States and in other countries. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act, or FDCA, and its implementing regulations, regulates pharmaceutical products. Several of our products and product candidates are regulated as controlled substances and are subject to additional regulation by the DEA under the Controlled Substances Act. Failure to comply with applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, withdrawal of approval of approved products, warning letters, untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, suspension of licenses, civil penalties and/or criminal prosecution.

Drug Approval Process

To obtain FDA approval of a product candidate, we must, among other things, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate and proposed labeling. The testing and collection of data and the preparation of necessary applications are expensive and time-consuming. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing our product candidates.

The steps required before a drug may be approved for marketing in the United States generally include: preclinical laboratory tests and animal tests; submission to the FDA of an Investigational New Drug Application, or IND, for human clinical testing, which must become effective before human clinical trials commence; adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug product for each indication; the submission to the FDA of an NDA; satisfactory completion of an FDA inspection of the manufacturing facilities at which the product is made, analyzed and stored to assess compliance with cGMP; potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the NDA; and FDA review and approval of the NDA.

An applicant must submit to the FDA the results of the preclinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product candidate and proposed labeling, in the form of an NDA, including payment of a user fee. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than, or before, accepting an NDA for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has ten months in which to complete its initial review of a standard NDA and respond to the applicant, and six months for a priority NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

After the FDA evaluates the NDA and the manufacturing facilities, it issues an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA may also refer an application to the appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of the advisory committee.

The FDA has various programs, including fast track, priority review, and accelerated approval (Subpart H), that are intended to expedite or simplify the process for reviewing drugs, and/or provide for approval on the basis of surrogate endpoints or restricted distribution. Generally, drugs that may be eligible for one or more of these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs, and those that provide meaningful benefit over existing treatments. We cannot be sure that any of our product candidates will qualify for any of these programs, or that, if a product candidate does qualify, that the review time will be shorter than a standard review.

After approval, certain changes to the approved product, such as adding new indications, making certain manufacturing changes, or making certain additional labeling claims, are subject to further FDA review and approval. Obtaining approval for a new indication generally requires that additional clinical studies be conducted. We cannot be sure that any additional approval for new indications for any product will be approved on a timely basis, or at all.

Often, even after a drug has been approved by the FDA for sale, the FDA may require that certain post-approval requirements be satisfied, including the conduct of additional clinical studies. If such post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to: report certain adverse reactions to the FDA; comply with certain requirements concerning advertising and promotional labeling for their products; submit drug safety or adverse event reports and continue to have quality control and manufacturing procedures conform to cGMP after approval.

We monitor adverse events resulting from the use of our commercial products, as does the FDA, and we file periodic reports with the FDA concerning adverse events. The FDA reviews these events and reports, and if it determines that any events and/or reports indicate a trend or signal, the FDA can require a change in a product label, restrict sales and marketing and/or require or conduct other actions. The FDA also periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market.

The FDA and other governmental authorities also actively enforce regulations prohibiting off-label promotion, and the government has levied large civil and criminal fines against companies for alleged improper promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that can impose significant reporting and other burdens on the affected companies.

The approval process described above is premised on the applicant being the owner of, or having obtained a right of reference to, all of the data required to prove the safety and effectiveness of a drug product. This type of marketing application, sometimes referred to as a “full” or “stand-alone” NDA, is governed by Section 505(b)(1) of the FDCA. A Section 505(b)(1) NDA contains full reports of investigations of safety and effectiveness, which includes the results of preclinical studies and clinical trials, together with detailed information on the manufacture and composition of the product, in addition to other information. As an alternate path to FDA approval of, for example, new indications or improved formulations of previously-approved products, a company may submit a Section 505(b)(2) NDA, instead of a “stand-alone” or “full” NDA filing under Section 505(b)(1). Section 505(b)(2) of the FDCA was enacted as part of the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. For example, the Hatch-Waxman Act permits the applicant to rely upon the FDA’s findings of safety and effectiveness for an approved product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug product for all or some of the label indications for which the referenced product has been approved, or for a new indication sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on the FDA’s findings for an already-approved product, the applicant is required to certify that there are no patents listed for that product in the FDA’s approved drug products with therapeutic equivalence evaluation document, or Orange Book, or that for each Orange Book-listed patent the listed patent has expired, or will expire on a particular date and approval is sought after patent expiration, or the listed patent is invalid or will not be infringed by the manufacture, use or sale of the new product.

A certification that the new product will not infringe the already approved product’s Orange Book-listed patents or that such patents are invalid is called a paragraph IV certification. If the applicant does not challenge the listed patents, the Section 505(b)(2) application will not be approved until all the listed patents claiming the referenced product have expired, as well as any additional period of exclusivity that might be obtained for completing pediatric studies pursuant to the FDA’s written request. The Section 505(b)(2) application may also not be approved until any applicable non-patent exclusivity, such as exclusivity that results from obtaining approval of a new chemical entity, and until any patent listed in the Orange Book covering the referenced product has expired.

If the applicant has provided a paragraph IV certification to the FDA, the applicant must also send notice of the paragraph IV certification to the holder of the NDA and the relevant patent holders once the 505(b)(2) NDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a legal challenge to the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of their receipt of a paragraph IV certification automatically prevents the FDA from approving the Section 505(b)(2) NDA until the earliest of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant. For drugs with five-year exclusivity if an action for patent infringement is initiated after year four of that exclusivity period, then the 30-month stay period is extended by such amount of time so that 7.5 years has elapsed since the approval of the NDA with the five-year exclusivity period. This period could be extended by six months if the NDA sponsor obtains pediatric exclusivity. Thus, a Section 505(b)(2) applicant may invest a significant amount of time and expense in the development of its products only to be subject to significant delay and patent litigation before its products may be commercialized. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the applicant’s 505(b)(2) NDA will not be subject to the 30-month stay.

The Hatch-Waxman Act

Under the Hatch-Waxman Act, newly-approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act provides five-year marketing exclusivity to the first applicant to gain approval of an NDA for a new chemical entity, meaning that the FDA has not previously approved any other new drug containing the same active moiety. The Hatch-Waxman Act prohibits having an effective approval date for an abbreviated new drug application, or ANDA, or a Section 505(b)(2) NDA for another version of such drug during the five-year exclusive period; however, as explained above, submission of an ANDA or Section 505(b)(2) NDA containing a paragraph IV certification is permitted after four years, which may trigger a 30-month stay of approval of the ANDA or Section 505(b)(2) NDA. Protection under the Hatch-Waxman Act will not prevent the submission or approval of another “full” NDA; however, the applicant would be required to conduct its own preclinical and adequate and well-controlled clinical trials to demonstrate safety and effectiveness. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of new and supplemental NDAs, including Section 505(b)(2) NDAs, for, among other things, new indications, dosages, or strengths of an existing drug, if new clinical investigations that were conducted or sponsored by the applicant are determined by the FDA to be essential to the approval of the application.

In addition to non-patent marketing exclusivity, the Hatch-Waxman Act amended the FDCA to require each NDA sponsor to submit with its application information on any patent that claims the active pharmaceutical ingredient, drug product (formulation and composition), and method-of-use for which the applicant submitted the NDA and with respect to which a claim of patent infringement could reasonably be asserted if a person not licensed by the owner engaged in the manufacture, use or sale of the drug. Generic applicants that wish to rely on the approval of a drug listed in the Orange Book must certify to each listed patent, as discussed above. We intend to submit for Orange Book listing all relevant patents for our products and product candidates, and to vigorously defend any Orange Book-listed patents for our approved products. In November 2010, we filed a lawsuit against Roxane in response to Roxane’s Paragraph IV certification relating to Xyrem. For a description of this matter, please see “Item 3. Legal Proceedings.”

The Hatch-Waxman Act also permits a patent term extension of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, a patent term extension cannot extend the remaining term of a patent beyond a total of 14 years after the FDA approves a marketing application. The patent term extension period is generally equal to the sum of one-half the time between the effective date of an IND and the submission date of an NDA, and all of the time between the submission date of an NDA and the approval of that application, up to a total of five years. Only one patent applicable to a regulatory review period, that represents the first commercial marketing of that drug, is eligible for the extension, and it must be applied for prior to expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for patent term extension. We will consider applying for a patent term extension for some of our patents to add patent life beyond the expiration date, if we meet the legal requirements permitting an extension and depending on the expected length of clinical trials and other factors involved in the submission of an NDA.

Food and Drug Administration Amendments Act of 2007

On September 27, 2007, the Food and Drug Administration Amendments Act, or the FDAAA, was enacted into law, amending both the FDCA and the Public Health Service Act. The FDAAA makes a number of substantive and incremental changes to the review and approval processes in ways that could make it more difficult or costly to obtain approval for new pharmaceutical products, or to produce, market and distribute existing pharmaceutical products. Most significantly, the law changes the FDA’s handling of postmarketing drug product safety issues by giving the FDA authority to require post approval studies or clinical trials, to request that safety information be provided in labeling, or to require an NDA applicant to submit and execute a REMS. Xyrem is subject to REMS requirements. Xyrem was approved before 2007 with a risk mitigation program which is a “deemed REMS” in the view of the FDA, and we are working with the FDA to develop an amended REMS for Xyrem under FDAAA. The risk management plan for FazaClo, which was adopted prior to 2008, is not in the same form as required under the newer REMS structure under the FDA. We are working with the FDA to develop an amended REMS for FazaClo under the FDAAA and have submitted a supplement for a FazaClo REMS to the FDA. The submission is not yet approved. We will work with the FDA if the agency determines that REMS are necessary for our other products or our product candidates.

Orphan Drug Designation and Exclusivity

Some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. The FDA grants orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. In the United States, orphan drug designation must be requested before submitting an application for marketing approval. An orphan drug designation does not shorten the duration of the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors may receive approval of different drugs or biologics for the indications for which the orphan product has exclusivity.

The FDA designated and approved Xyrem as an orphan drug for each of excessive daytime sleepiness and cataplexy in patients with narcolepsy. The period of orphan drug exclusivity for cataplexy in patients with narcolepsy expired in July 2009 and the period of orphan drug exclusivity for excessive daytime sleepiness in patients with narcolepsy will expire in November 2012.

Unapproved Drugs

In the United States, legally marketed prescription drugs include those drugs marketed in accordance with an approved NDA or ANDA and drugs that are otherwise exempt from the NDA or ANDA approval requirement. This latter category includes pre-1938 and pre-1962 grandfathered drugs and drugs marketed pursuant to the FDA’s Over-The-Counter monograph process. In addition, FDA policy has generally been that products subject to an ongoing Drug Efficacy Study Implementation, or DESI, proceeding may remain on the market during the pendency of that proceeding and any additional period specifically provided in the proceeding. FDA policy has been that DESI products may continue to be marketed while the DESI review is ongoing. However, once the relevant DESI proceeding is completed and any additional grace period specifically provided in the proceeding has expired, the FDA has stated that all products that are not in compliance with the conditions for marketing determined in that proceeding are subject to enforcement action at any time without further notice. The FDA has generally used enforcement discretion to prioritize action against products that the FDA considers to present a potential safety risk, lack evidence of effectiveness, or be deceptively promoted, among other enforcement priority reasons. In a September 19, 2011 Compliance Policy Guide, the FDA announced a change to the FDA’s enforcement policy for marketed unapproved drugs. In this guidance, the FDA informed marketers of unapproved drugs that, notwithstanding the FDA’s enforcement priorities for unapproved drugs on the market as of that date, all unapproved drugs introduced into the market after September 19, 2011 are subject to immediate enforcement action at any time, without prior notice. In addition, any formulation or labeling changes to a pre-September 19, 2011 product potentially subject the manufacturer to immediate FDA enforcement action to remove such product from the market. Some of our women’s health and other products, such as Urelle, Natelle and Gesticare, have not been approved by the FDA, and the FDA may view them as unapproved new drugs. These products would have historically been afforded FDA enforcement discretion, consistent with the FDA’s Compliance Policy Guidelines; however, the FDA may not continue to permit marketing of these products in their existing formulations, or at all, without submission and approval of an NDA. Moreover, under the September 19, 2011 guidance, any formulation or labeling changes to these products may also subject them to FDA enforcement action to remove them from the market. Net sales of these products by Azur Pharma in 2011 totaled approximately $12.4 million.

Other Regulatory Requirements

In addition to regulation by the FDA and certain state regulatory agencies, the DEA imposes various registration, recordkeeping and reporting requirements, procurement and manufacturing quotas, labeling and packaging requirements, security controls and a restriction on prescription refills on certain pharmaceutical products under the Controlled Substances Act. The states also impose similar requirements for handling controlled substances. A principal factor in determining the particular requirements, if any, applicable to a product is the actual or potential abuse profile. Sodium oxybate, in the form of an active pharmaceutical ingredient, is regulated by the DEA as a Schedule I controlled substance, a category reserved for products believed to present the highest risk of substance abuse and with no approved medicinal use. When contained in Xyrem, sodium oxybate is regulated as a Schedule III controlled substance. Controlled substances are subject to DEA and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, and the DEA regulates the amount of the scheduled substance that would be available for clinical trials and commercial distribution. Sodium oxybate, as a Schedule I substance, is subject to additional controls, including quotas that limit the amount of product that can be manufactured each year. As a Schedule III drug, Xyrem is subject to limitations on prescription refills. The third parties who perform our clinical and commercial manufacturing, distribution, dispensing and clinical studies for Xyrem are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations. Failure to comply with current and future regulations of the DEA or relevant state authorities could lead to a variety of sanctions, including revocation or denial of renewal of DEA registrations, fines, injunctions, or civil or criminal penalties, and could have an adverse effect on our business and financial condition.

We are also subject to a variety of regulations in countries outside the United States governing clinical trials and the marketing of other products. Outside of the United States, our ability to market a product depends upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. In any country, however, we will only be permitted to commercialize our products if the appropriate regulatory authority is satisfied that we have presented adequate evidence of safety, quality and efficacy. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The time needed to secure approval may be longer or shorter than that required for FDA approval. The regulatory approval and oversight process in other countries includes all of the risks associated with regulation by the FDA and certain state regulatory agencies as described above. A World Health Organization (WHO) subcommittee plans to further evaluate the scheduling of sodium oxybate under the international drug control treaties, which could result in a recommendation to the U.N. Commission on Narcotic Drugs to place Xyrem in a more restrictive schedule, thereby causing a more restrictive scheduling of this product in Europe and certain other countries than its current Schedule IV controlled substance status, and in a more restrictive schedule in the United States than its current Schedule III controlled substance status. The WHO review process is long and complicated and the timing and outcome of the review process is uncertain.

Prialt is a synthesized conotoxin, a designated controlled biological toxin. Pursuant to the Export Administration Regulations, we are required to obtain a license from the U.S. Department of Commerce prior to the exportation of certain materials and technical information related to Prialt.

Pharmaceutical Pricing and Reimbursement

In both U.S. and foreign markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Third party payors are increasingly challenging the prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third party payors may not provide coverage and reimbursement for our product candidates, in whole or in part.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. We anticipate that the United States Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government health care programs, controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost effectiveness research, which may be used by government and private third party payors to make coverage and payment decisions.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures, including those listed above, or other healthcare system reforms that are adopted, could have a material adverse effect on our ability to operate profitably.

Patents and Proprietary Rights

We actively seek to patent, or to obtain licenses to or to acquire third party patents, to protect our products, inventions and improvements that we consider important to the development of our business. We own a portfolio of U.S. and foreign patents and patent applications and have licensed rights to a number of U.S. issued patents and patent applications. Our owned and licensed patents and patent applications cover formulations of our products and product candidates, uses of our products and product candidates to treat particular conditions, drug delivery technologies and delivery profiles relating to our products and product candidates and methods for producing our products and product candidates. However, patent protection is not available for the active pharmaceutical ingredients in our commercial products, including Xyrem. Patents extend for varying periods according to the date of the patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends on the type of patent, the scope of its coverage and the availability of legal remedies in the country. The patents and patent applications that relate to our products and product candidates include the following:

•

Xyrem. Xyrem is covered by nine patents, of which seven are listed in the FDA’s approved drug products with therapeutic equivalence evaluation document, or Orange Book. Of the patents listed in the Orange Book, two are formulation patents expiring in 2020 and four are method of use patents covering the distribution of Xyrem, three of which expire in 2024 and one of which expires in 2022; and one is a method of use patent covering Xyrem’s use in narcolepsy which expires in 2019. A process patent and a distribution system patent not listed in the Orange Book also cover the product and expire in 2019 and 2024, respectively. In addition to our issued patents, we have a number of patent applications covering Xyrem pending.

•

FazaClo. FazaClo LD and FazaClo HD are covered by three formulation patents. All are licensed by us, one from Ethypharm, expiring in December 2017, and the other two from CIMA, expiring April 2018. The three patents are listed in the Orange Book. The two patents licensed from CIMA are subject to ongoing re-examination proceedings at the U.S. Patent and Trademark Office, as further described below.

•

Luvox CR. Luvox CR is covered by a U.S. patent owned by Alkermes with claims covering the orally administered formulation of extended-release fluvoxamine that requires the release of fluvoxamine over a period of not less than 12 hours. This patent is listed in the Orange Book, and will expire in 2020. A continuation application is pending in the United States.

•

Prialt. Prialt is covered by a portfolio of 11 issued U.S. patents with expirations ranging from June 2012 to October 2024, two of which are listed in the FDA’s Orange Book. Of the patents listed in the Orange Book, one is a method of use patent, expiring in December 2016, and the other is a formulation patent expiring in June 2015. There is also a method of use patent application pending in the United States. In addition, Prialt is covered by eight foreign patents and three foreign patent applications with expirations ranging from December 2012 to October 2024.

•	Elestrin. There are two formulation patents licensed by us that are listed in the FDA’s Orange Book for Elestrin. One expires in August 2021 and the other in June 2022.

•

Product candidates. For Clozapine OS, we have rights to a U.S. patent and a pending U.S. patent application from Douglas Pharmaceuticals under a license and supply agreement. The Clozapine OS patent was issued in November 2011 and will expire in February 2027. In relation to Clozapine QD, Azur Pharma has filed a U.S. and European patent application and also licensed rights to patents and patent applications from Alkermes under a development and license agreement.

We cannot be certain that any of our patent applications, or those of our licensors, will result in issued patents. Changes in patent laws could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. In addition, because the patent positions of pharmaceutical companies are highly uncertain and involve complex legal and factual questions, the patents we own and license, or any additional patents we may own or license, may not prevent other companies from developing similar or therapeutically equivalent products. In recent years, several companies have been extremely aggressive in challenging patents covering pharmaceutical products, and the challenges have often been successful. We cannot assure you that our patents will not be challenged by third parties or that we will be successful in any defense we undertake. Failure to successfully defend a patent challenge could materially and adversely affect our business.

Generic manufacturers have challenged our patents covering Xyrem, FazaClo LD and HD and Luvox CR. Azur Pharma settled a suit against Teva relating to FazaClo, and we settled one against Anchen relating to Luvox CR. As a result of these settlements, generic products are likely to be introduced long before the expiration of our patents covering the products. Other suits are ongoing. See “Item 3. Legal Proceedings.”

The two formulation patents covering FazaClo LD and FazaClo HD that we license from CIMA are under re-examination by the U.S. Patent and Trademark Office and both of the re-examination proceedings have proceeded to appeal at the U.S. Patent and Trademark Office. Decisions which contain “new grounds of rejection” have been issued with respect to both patents. In response to these decisions, CIMA has requested to re-open prosecution at the examiner level. Once a final decision is reached by the U.S. Patent and Trademark Office, further appeal to the U.S. Court of Appeals for the Federal Circuit is possible. It is currently not possible to predict whether these re-examination proceedings will result in one or both of the patents being fully or partly invalidated and, if so, whether any appeal will be successful.

We cannot ensure that others will not be issued patents that may prevent the sale of our products or require licensing and the payment of significant fees or royalties. Furthermore, to the extent that any of our future products or methods is not patentable or infringe the patents of third parties, or in the event that our patents or future patents fail to give us an exclusive position in the subject matter claimed by those patents, our business could be adversely affected. We may be unable to avoid infringement of third party patents and may have to obtain a license, defend an infringement action, or challenge the validity of the patents in court. A license may be unavailable on terms and conditions acceptable to us, if at all. Patent litigation is costly and time consuming, and we may be unable to prevail in any such patent litigation or devote sufficient resources to even pursue such litigation. If we do not obtain a license under necessary patents, are found liable for infringement, or are not able to have such patents declared invalid, we may be liable for significant money damages, encounter significant delays in bringing products to market, or be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

We have also applied for a number of trademarks and service marks to further protect the proprietary position of our products. We own 80 registered trademarks and service marks in the United States and 37 registered trademarks and service marks in other jurisdictions. We also have three pending trademark and service mark applications in the United States. We also rely on our trade secrets and those of our licensors, as well as other unpatented proprietary information, to protect our products. To the extent that our products have a competitive edge as a result of our reliance on trade secrets and unpatented know-how, our competitive position may be compromised if others independently develop products using the same or similar technologies or trade secrets.

We seek to protect our trade secrets and proprietary knowledge in part through confidentiality agreements with our employees, consultants, advisors and collaboration partners. Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of our confidential information. In addition, if our employees, consultants, advisors or collaboration partners develop inventions or processes independently or jointly with us that may be applicable to our products under development, disputes may arise about ownership or proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property, but may remain the property of those third parties or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on our business.

Some of our women’s health and other products, including Urelle, Natelle, Gesticare and Gastrocrom, have no patent protection and potential competitors face fewer barriers in introducing competing products. The introduction of competing products could materially adversely affect our sales of these products. For example, in October 2011, an ANDA from Pack Pharmaceuticals LLC, seeking to manufacture and sell a generic version of Gastrocrom, was approved by the FDA, and a generic version of Gastrocrom has since been launched.

Employees

As of February 21, 2012, we had 431 regular employees. None of our employees is represented by a labor union, and we consider our employee relations to be good.

About Jazz Pharmaceuticals plc

We are a public limited company originally formed under the laws of Ireland (registered number 399192) in March 2005. We were originally formed as a private limited liability company under the name Azur Pharma Limited. Effective October 20, 2011, Azur Pharma was re-registered as a public limited company under the name Azur Pharma Public Limited Company. On September 19, 2011, Azur Pharma entered into an Agreement and Plan of Merger and Reorganization, or Merger Agreement, with Jazz Pharmaceuticals, Inc. and certain other parties. The related merger was consummated on January 18, 2012. Pursuant to the Merger Agreement, the name of Azur Pharma was changed to Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc. became a wholly-owned subsidiary of Jazz Pharmaceuticals plc and Jazz Pharmaceuticals plc issued ordinary shares to the former Jazz Pharmaceuticals, Inc. stockholders. Immediately after giving effect to the issuance of our ordinary shares in the merger, approximately 78% of our ordinary shares were held by the former Jazz Pharmaceuticals, Inc. stockholders and approximately 22% were held by the persons who acquired our ordinary shares prior to the merger. Jazz Pharmaceuticals, Inc. was incorporated in California in March 2003 and reincorporated in Delaware in January 2004. Jazz Pharmaceuticals, Inc. is treated as the acquiring company for accounting purposes and the transaction is being accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the historical financial statements of Jazz Pharmaceuticals, Inc. became our historical financial statements. We are also considered to be the successor to Jazz Pharmaceuticals, Inc. for certain purposes under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended.

Our principal offices are located at 45 Fitzwilliam Square, Dublin, Ireland, and our telephone number is 353-1-634-4183. Our U.S. operations are located in Palo Alto, California and Philadelphia, Pennsylvania. Our website address is www.jazzpharmaceuticals.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Available Information

We file electronically with the U.S. Securities and Exchange Commission our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.jazzpharmaceuticals.com, free of charge, copies of these reports as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC. Further copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

Item 1A.	Risk Factors

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. The trading price of our ordinary shares could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Our Business

Xyrem is our largest selling product, and, if we are not able to maintain or increase sales of Xyrem, it would have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Xyrem is our largest selling product. We are substantially dependent on sales of Xyrem to generate most of the cash necessary to operate our business and to meet our ongoing financial obligations, and our future plans assume that sales of Xyrem will increase. While Xyrem product sales grew from 2010 to 2011, we cannot assure you that Xyrem sales will continue to grow. We have periodically significantly increased the price of Xyrem, most recently in February 2012, and we cannot assure you that price adjustments we have taken or may take in the future have not, or will not in the future, negatively affect Xyrem sales volumes.

In addition to other risks described herein, our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, the most important of which are discussed below, including those related to:

•	the potential introduction of a generic version of Xyrem;

•	our manufacturing partners’ ability to obtain sufficient quota from the U.S. Drug Enforcement Administration, or DEA, to satisfy our needs for Xyrem;

•	any supply or distribution problems arising with any of our manufacturing and distribution partners, all of whom are sole source providers for us;

•	changed or increased regulatory restrictions, including changes to our risk management program for Xyrem, or regulatory actions by the FDA as a result of a warning letter we received in October 2011;

•	changes in healthcare laws and policy, including changes in requirements for rebates, reimbursement and coverage by federal healthcare programs;

•	changes to our label, including new safety warnings or changes to our boxed warning, that further restrict how we market and sell Xyrem; and

•	continued acceptance of Xyrem as safe and effective by physicians and patients, even in the face of negative publicity that surfaces from time to time.

These and the other risks described in these risk factors related to Xyrem product sales could have a material adverse effect on our ability to maintain or increase sales of Xyrem.

If prescriptions and revenue from sales of Xyrem do not continue or increase as expected, we may be required to reduce our operating expenses or to seek to raise additional funds, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects, or we may not be able to acquire, in-license or develop new products to grow our business.

If generic products that compete with Xyrem or any of our other products are approved and launched, sales of that product would be adversely affected.

Although Xyrem is covered by patents covering its formulation, distribution system and method, and certain of our other products are covered by patents covering their respective formulations, distributions systems or methods of use, we cannot assure you that third parties will not attempt to invalidate or design around the patents, or assert that they are invalid or otherwise unenforceable, and introduce generic equivalents of Xyrem or any other products. Once orphan drug exclusivity for Xyrem in the United States for the treatment of excessive daytime sleepiness in patients with narcolepsy expires in November 2012 and exclusivity has expired for the other products, other companies could possibly introduce generic equivalents of these products if they do not infringe our patents or can demonstrate that our patents are invalid or unenforceable.

On October 18, 2010, we received notice from Roxane Laboratories, Inc., or Roxane, that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. If the application is approved, and a generic version of Xyrem is introduced, our sales of Xyrem would be adversely affected. Additional ANDAs could also be filed requesting approval to market generic forms of Xyrem; if those applications for generics were approved and the generics were launched, sales of Xyrem would further decrease. Roxane has sent us Paragraph IV certifications with respect to our patents listed in the FDA’s approved drug products with therapeutic equivalence evaluation documents, or Orange Book, covering Xyrem for the treatment of cataplexy and excessive daytime sleepiness in patients with narcolepsy. A Paragraph IV certification is a certification by a generic applicant that patents covering the branded product are invalid, unenforceable, and/or will not be infringed by the manufacture, use or sale of the generic product. The FDA will not approve an ANDA for a generic form of a product unless the submitting manufacturer either files a Paragraph IV certification with respect to the patents listed in the FDA’s Orange Book for that product or all of those patents expire. We have sued Roxane, but we cannot assure you that the lawsuit will prevent the introduction of a generic version of Xyrem for any particular length of time, or at all.

A generic manufacturer would need to obtain quota from the DEA in order to manufacture the active pharmaceutical ingredient and finished product for a generic version of Xyrem. The DEA has historically published an annual overall quota that is less than we need, and we have engaged in costly and time consuming legal efforts to obtain the needed quotas, and our suppliers have historically obtained substantially all of the aggregate quota, for use in the manufacture of Xyrem. The aggregate quota published for 2012 is significantly higher than the amounts requested by our suppliers to meet our needs for Xyrem. As a result, it may be easier for a generic manufacturer to obtain DEA quota than it would have been in prior years.

We received Paragraph IV certification notices relating to three generic versions of Luvox CR, two in 2009 and one in 2011. We filed lawsuits against all of these companies after receipt of their certifications. We and Elan Pharma International Limited, which has subsequently transferred its rights to Alkermes Pharma Ireland Limited, or Alkermes, entered into settlement agreements with one of the companies, granting to such company a sublicense of its rights to have manufactured, market and sell a generic version of Luvox CR commencing in February 2013, or earlier upon the occurrence of certain events. The lawsuits against the other two companies are pending. We cannot assure you that these lawsuits, or any others we may bring, will prevent the introduction of generic versions of Luvox CR for any particular length of time, or at all.

Azur Pharma received Paragraph IV certifications from three generic manufacturers, two in 2008 and one in 2010, relating to generic versions of FazaClo LD. Azur Pharma and CIMA Labs Inc., a subsidiary of Teva, or CIMA, our licensor and whose drug-delivery technology is incorporated into FazaClo LD, filed lawsuits in response to each certification. In July 2011, Azur Pharma, CIMA, Barr Laboratories (one of the three generic manufacturers) and Teva, which had acquired Barr Laboratories, entered into an agreement settling the patent litigation and granting a license of our rights to have manufactured, market and sell a generic version of FazaClo LD and FazaClo HD. The sublicenses will commence in July 2012 and May 2015 for FazaClo LD and FazaClo HD, respectively, or earlier upon the occurrence of certain events. We cannot assure you that the lawsuits against the other generic manufacturers, or any other lawsuit we may bring, will prevent the introduction of generic versions of FazaClo LD and FazaClo HD for any particular length of time, or at all. In August 2011, Azur Pharma received a Paragraph IV certification notice from Teva advising that Teva had filed an ANDA with the FDA seeking approval to market a generic version of FazaClo HD. As noted above, FazaClo HD was covered under the July 2011 settlement agreement with Teva.

The two formulation patents covering FazaClo LD and FazaClo HD that we license from CIMA are under re-examination by the U.S Patent and Trademark Office and both of the re-examination proceedings have proceeded to appeal at the U.S. Patent and Trademark Office. It is currently not possible to predict whether these re-examination proceedings will result in one or both of the patents being fully or partly invalidated. Any decision on the part of the U.S. Patent and Trademark Office that results in one or both of the patents being fully or partly invalidated could accelerate the entry of generic competitors for FazaClo LD and FazaClo HD.

After the introduction of a generic competitor, a significant percentage of the prescriptions written for a product generally may be filled with the generic version, resulting in a loss in sales of the branded product, including for indications for which the generic version has not been approved for marketing by the FDA. Generic competition often results in decreases in the prices at which branded products can be sold, particularly when there is more than one generic available in the marketplace. In addition, legislation enacted in the United States allows for, and in a few instances in the absence of specific instructions from the prescribing physician mandates, the dispensing of generic products rather than branded products where a generic equivalent is available. Generic competition for Xyrem and our other products could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The combination of the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma creates numerous risks and uncertainties, which could adversely affect our operating results or prevent us from realizing the expected benefits of the merger.

The merger transaction between Jazz Pharmaceuticals, Inc. and Azur Pharma has created numerous uncertainties and risks, and has required, and will continue to require, significant efforts and expenditures. Jazz Pharmaceuticals, Inc. transitioned from a standalone public Delaware corporation to being part of a combined company organized in Ireland. This combination entails many changes, including the integration of Azur Pharma and its personnel with those of Jazz Pharmaceuticals, Inc. and changes in systems. These transition activities are complex, and we may encounter unexpected difficulties or incur unexpected costs, including:

•	the diversion of our management’s attention to integration of operations and corporate and administrative infrastructures;

•	difficulties in achieving anticipated business opportunities and growth prospects from combining the business of Azur Pharma with that of Jazz Pharmaceuticals, Inc.;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees and corporate cultures;

•	challenges in harmonizing our promotional review process and other compliance activities and meeting our ongoing regulatory obligations for our expanded product portfolio;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in attracting and retaining key personnel.

If any of these factors impairs our ability to integrate the operations of Jazz Pharmaceuticals, Inc. with those of Azur Pharma successfully or on a timely basis, we may not be able to realize the anticipated synergies, business opportunities and growth prospects from combining the businesses. In addition, we may be required to spend additional time or money on integration that otherwise would be spent on the development and expansion of its business.

In addition, the market price of our ordinary shares may decline if the integration of the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.

The manufacture, distribution and sale of Xyrem are subject to significant restrictions and the requirements of a risk management program, and these restrictions and requirements subject us to increased risks and uncertainties, any of which could negatively impact sales of Xyrem.

The DEA limits the quantity of certain Schedule I controlled substances that may be produced in the United States in any given calendar year through a quota system. Because the active pharmaceutical ingredient of Xyrem, sodium oxybate, is a Schedule I controlled substance, our current and any potential new suppliers of sodium oxybate, as well as our product manufacturer, must each obtain separate DEA quotas in order to supply us with sodium oxybate and Xyrem. Since the DEA typically grants quotas on an annual basis and requires a detailed submission and justification for each request, obtaining a DEA quota is a difficult and time consuming process. If our commercial or clinical requirements for sodium oxybate or Xyrem exceed our suppliers’ and product manufacturer’s DEA quotas, our suppliers and product manufacturer would need quota increases from the DEA, which could be difficult and time consuming to obtain and might not ultimately be obtained on a timely basis, or at all. We cannot assure you that our suppliers will receive sufficient quota from the DEA to meet our needs, and if we and our suppliers cannot obtain as much quota as is needed, on a timely basis, or at all, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

As a condition of approval of Xyrem, the FDA mandated that we maintain a risk management program for Xyrem. The risk management plan includes unique features that provide information about adverse events, including deaths, that is generally not available for other products that are not subject to a similar risk management plan. Information concerning adverse events that may not be related to the use of Xyrem is likely to be collected under the risk management plan. This information, which we are required to report regularly to the FDA, could result in the FDA requiring changes to the Xyrem label or taking or requiring us to take other actions that could have an adverse effect on Xyrem’s commercial success.

Under the risk management plan, all of the Xyrem sold in the United States must be shipped directly to patients through a single central pharmacy. The process under which patients receive Xyrem under the Xyrem risk management program is cumbersome. While we have an agreement with the central pharmacy for Xyrem, Express Scripts Specialty Distribution Services, Inc. and its affiliate CuraScript, Inc., or ESSDS, through June 2015, if the central pharmacy does not fulfill its contractual obligations to us, or refuses or fails to adequately serve patients, shipments of Xyrem and our sales would be adversely affected. If we change our central pharmacy, new contracts might be required with government and other insurers who pay for Xyrem, and the terms of any new contracts could be less favorable to us than current agreements. In addition, any new central pharmacy would need to be registered with the DEA and would also need to implement the particular processes, procedures and activities necessary to distribute Xyrem under the risk management plan approved by the FDA. Transitioning to a new central pharmacy could result in product shortages, which would adversely affect sales of Xyrem in the United States, result in additional costs and expenses for us, and/or take a significant amount of time, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

In late April 2011, we learned that deaths of patients who had been prescribed Xyrem between 2003 and 2010 had not always been reported to us by ESSDS and therefore to the FDA as required. Promptly after learning of them, we reported to the FDA all of the previously unreported cases that we and ESSDS had identified. We also began immediately taking specific steps to strengthen our own procedures, and those between us and ESSDS, to ensure that all adverse events are reported to us, and to the FDA, in an appropriate and timely manner.

In early May 2011, we received a Form 483 as a result of an FDA inspection, which included the inspector’s observations concerning our adverse event reporting system. That document discussed the failure to report serious adverse events, including certain cases of deaths as described above, and also noted deficiencies in certain of our drug safety procedures. After receipt of the Form 483, we continued our efforts to improve our systems, and those used by us and ESSDS, to ensure that we correct the deficiencies noted in the Form 483, and those efforts are continuing. In October 2011, we received a warning letter from the FDA relating to the matters covered by the Form 483. We have responded to the warning letter, advising the FDA of the efforts we have taken to date and are continuing to take, and we are continuing to strengthen our procedures and take appropriate corrective actions to address all of the matters covered in the warning letter. While we have responded to the warning letter in a timely manner and we intend to demonstrate our compliance to the FDA’s satisfaction, we cannot assure you that we will be able to adequately address the FDA’s requirements pursuant to the warning letter, and the failure to do so could have a material and adverse effect on our business, financial condition and results of operations.

The information we initially received concerning the cases discussed above does not specify the cause of death in most cases, and as a result we cannot be certain whether any, or how many, of the cases are related to Xyrem. We are gathering additional information under a plan we have discussed with the FDA, and we plan to provide the FDA with this information in the next several months. As a result of our review to date, we believe that the adjusted annual all-cause mortality rate has been consistent since the product’s launch and that it does not constitute a new safety signal for Xyrem. We cannot assure you that additional information we may learn will not modify our current assessment, that the FDA will agree with this assessment or that the FDA will not open an evaluation based on the FDA’s Adverse Event Reporting System database, require changes to Xyrem’s label or take or require us to take other actions that could be costly or time-consuming and/or negatively affect the commercial success of Xyrem. We cannot assure you that regulatory authorities in other countries where Xyrem is sold will not take similar actions.

The Xyrem risk management plan adopted with the approval of the product in 2002 is not in the same form as required under the current Risk Evaluation and Mitigation Strategy, or REMS, as it is structured today by the FDA. The FDA has required that pre-existing risk management programs be converted to the newer REMS structure under the Food and Drug Administration Amendments Act of 2007. While we have been in discussions with the FDA about converting our current risk management plan for Xyrem to a REMS under the new structure, those discussions have not been completed. We cannot assure you that the FDA will not impose new and onerous requirements under the new REMS structure that could make it more difficult or expensive for us to distribute Xyrem or could adversely affect our sales or make competition easier.

The FDA has required that Xyrem’s label include a boxed warning regarding the risk of abuse. A boxed warning is the strongest type of warning that the FDA can require for a drug product and warns prescribers that the drug carries a significant risk of serious or even life-threatening adverse effects. A boxed warning also means, among other things, that the product cannot be advertised through reminder ads, ads which mention the pharmaceutical brand name but not the indication or medical condition it treats. In addition, Xyrem’s FDA approval under the FDA’s Subpart H regulations requires that all of the promotional materials for Xyrem be provided to the FDA for review at least 30 days prior to the intended time of first use.

The manufacture, distribution and sale of FazaClo LD and FazaClo HD are, and we expect Clozapine OS and Clozapine QD if approved would be, subject to the requirements of a patient registry program and other restrictions under the requirements of its risk management plan, and these requirements will subject us to increased risks and uncertainties, any of which could negatively impact sales of those products.

The FDA requires a risk management plan in the form of a patient registry for all clozapine-containing products, including FazaClo LD and FazaClo HD. The FazaClo risk management plan provides a database for monitoring patients (white blood cell and absolute neutrophil counts) treated with FazaClo LD and FazaClo HD to permit early detection of clozapine-induced leucopenia or agranulocytosis, provides a confidential registration and reporting process for patients treated with the products, and provides ongoing updating of the Clozapine National Non-Rechallenge Masterfile with patients previously treated with clozapine products who can no longer be prescribed clozapine products, including FazaClo. White blood cell counts of patients taking FazaClo products must be monitored weekly for the first six months of treatment, bi-weekly for the next six months and monthly thereafter (for patients having 12 months of acceptable blood test results).

The risk management plan for FazaClo, which was adopted in 2004, is not in the same form as required under the newer REMS structure under the Food and Drug Administration Amendments Act of 2007. The FDA has required that the existing risk management program for FazaClo LD and FazaClo HD be converted to its current REMS structure. Azur Pharma submitted a supplement for a new REMS plan, which, once approved, will replace the current risk management plan for FazaClo LD and FazaClo HD. We cannot assure you that the FDA will not impose new and onerous requirements under the new REMS structure that could make it more difficult or expensive for us to distribute FazaClo or could adversely affect our sales or make competition easier.

In June 2009, the FDA posted an announcement regarding a potential safety signal associated with FazaClo. The posting stated that FazaClo had been found to exhibit a higher proportion of adverse events with a fatal outcome versus total adverse events compared to other clozapine products. The posting also stated that the reported events in the cases with fatal outcome are similar for FazaClo and other clozapine products. Although Azur Pharma investigated and we believe that the difference in the cited ratio between FazaClo and other marketed Clozapine products does not reflect an underlying adverse safety signal, we cannot assure you that additional information we may learn will not modify our current assessment, that the FDA will agree with this assessment or that the FDA will not take further actions related to the potential safety signal, any of which could have a material adverse effect on our results of operations.

We depend on single source suppliers and manufacturers for each of our products and product candidates. The loss of any of these suppliers or manufacturers, or delays or problems in the supply or manufacture of our products for commercial sale or our product candidates for use in our clinical trials, could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We do not have, and do not intend to establish in the near term, our own manufacturing or packaging capability for our products or product candidates, or their active pharmaceutical ingredients. In part due to the limited market size for our approved products, we have entered into manufacturing and supply agreements with single source suppliers and manufacturers for our commercialized products and product candidates. If our suppliers and contract manufacturers, including any new suppliers without a track record of meeting our supply needs, do not manufacture our products or product candidates without interruption or do not comply with their obligations to us under our supply and manufacturing arrangements, we may not have adequate remedies for any breach, and their failure to supply us could result in a shortage of our products or product candidates.

The availability of our products for commercial sale depends upon our ability to procure the ingredients, packaging materials and finished products we need. If one of our suppliers or product manufacturers fails or refuses to supply us for any reason, it would take a significant amount of time and expense to qualify a new supplier or manufacturer. The loss of one of our suppliers or product manufacturers could require us to obtain regulatory clearance in the form of a “prior approval supplement” and to incur validation and other costs associated with the transfer of the active pharmaceutical ingredient or product manufacturing process. We believe that it could take up to two years, or longer in certain cases, to qualify a new supplier or manufacturer, and we may not be able to obtain active pharmaceutical ingredients, packaging materials or finished products from new suppliers or manufacturers on acceptable terms and at reasonable prices, or at all. Should we lose either an active pharmaceutical ingredient supplier or a product manufacturer, we could run out of salable product to meet market demands or investigational product for use in clinical trials while we wait for FDA approval of a new active pharmaceutical ingredient supplier or product manufacturer. For Xyrem or sodium oxybate, any new supplier or manufacturer would also need to be registered with the DEA and obtain a DEA quota. In addition, the FDA must approve suppliers of the active and inactive pharmaceutical ingredients and certain packaging materials used in our products, as well as suppliers of finished products. The qualification of new suppliers and manufacturers could potentially delay the manufacture of our products and product candidates and result in shortages in the marketplace or for our clinical trials, or both, particularly since we do not have secondary sources of supply of the active pharmaceutical ingredient or backup manufacturers for our products and product candidates. Our new supplier of sodium oxybate, Siegfried (USA) Inc., or Siegfried, was approved by the FDA in late 2011 and became our sole commercial supplier in 2012.

Our FazaClo supplier, CIMA, is in the process of transferring manufacturing of FazaClo LD and FazaClo HD from its Eden Prairie site to the Salt Lake City site of its parent company, Teva. While we expect this transition to be completed in 2012, we cannot be certain this will occur. FDA approval is required for this change and we cannot be certain this will be obtained.

Pursuant to our supply agreement with Abbott, we are responsible for purchasing, and Abbott is responsible for providing us with, fluvoxamine maleate, the active pharmaceutical ingredient necessary to manufacture Luvox CR. Abbott (through its predecessor Solvay which it acquired in 2010) assigned to us its rights and obligations under its license and supply agreement with Alkermes. Pursuant to the license and supply agreement with Alkermes, we are responsible for providing the active pharmaceutical ingredient free of charge to Alkermes, and Alkermes has the right and obligation to manufacture the worldwide commercial requirements of Luvox CR. Abbott has purchased the fluvoxamine maleate it supplied to us from Lonza, Inc., or Lonza, and, therefore, Lonza, through Abbott, was our sole supplier of fluvoxamine maleate, the active pharmaceutical ingredient in Luvox CR. Lonza sold its United States facility where it manufactured fluvoxamine maleate to a third party that currently continues to supply Abbott, and therefore us, with fluvoxamine maleate. Any new manufacturer or new site would need to be approved by the FDA.

We are in the process of changing suppliers for Prialt finished product and for ziconotide, the active ingredient in Prialt. We have identified and commenced the transfer of ziconotide to a new manufacturer. We believe that we have sufficient supply of ziconotide to meet our commercial requirements for a number of years, by which time we expect supply to be available from a new manufacturer. We have also identified and begun the transfer of Prialt finished product manufacturing to a new manufacturer. Final batches are scheduled for manufacture at the current manufacturer with supply expected to be sufficient to meet commercial requirements through the end of 2013, by which time we expect a new manufacturer to be approved as a supplier by the FDA. However, there can be no assurance that such new manufacturers of ziconotide and Prialt finished product or any other manufacturer will be approved by the FDA, or that our supplies of ziconotide and Prialt will be sufficient until such manufacturers or other manufacturers have been approved, and any failure to obtain sufficient commercial supplies of Prialt would have a material adverse effect on our business, financial condition and results of operations.

If there are delays in qualifying the new manufacturers or facilities or the new manufacturer is unable to obtain a sufficient quota from the DEA or otherwise meet the FDA requirements for approval, there could be a shortage of the affected products for the marketplace or for use in clinical studies, or both.

Failure by our third party manufacturers to comply with regulatory requirements could adversely affect their ability to supply products or ingredients to us. All facilities and manufacturing techniques used for the manufacture of pharmaceutical products must be operated in conformity with the FDA’s current Good Manufacturing Practices, or cGMP, requirements. In complying with cGMP requirements, our suppliers must continually expend time, money and effort in production, record-keeping and quality assurance and control to ensure that our products and product candidates meet applicable specifications and other requirements for product safety, efficacy and quality. DEA regulations also govern facilities where controlled substances such as sodium oxybate are manufactured. Manufacturing facilities are subject to periodic unannounced inspection by the FDA, the DEA and other regulatory authorities, including state authorities. Failure to comply with applicable legal requirements subjects the suppliers to possible legal or regulatory action, including shutdown, which may adversely affect their ability to supply us with the ingredients or finished products we need.

Any delay in supplying, or failure to supply, products by any of our suppliers could result in our inability to meet the commercial demand for our products in the United States and our partners’ needs outside the United States, or our needs for use in clinical trials, and could adversely affect our business, financial condition, results of operations and growth prospects.

We may not be able to successfully identify and acquire, in-license or develop additional products or product candidates to grow our business, and, even if we are able to do so, we may not be able to successfully identify and manage the risks associated with integrating acquisitions, including acquisitions of a company or business unit, or other new products or product candidates.

We intend to grow our business over the long-term by acquiring or in-licensing and developing additional products and product candidates that we believe have significant commercial potential. Any growth through acquisition or in-licensing will depend upon the availability of suitable acquisition or in-license products and product candidates on acceptable prices, terms and conditions, and any growth through development will depend upon our identifying and obtaining product candidates, our ability to develop those product candidates and the availability of funding to complete the development of, obtain regulatory approval for and commercialize these product candidates. Even if appropriate opportunities are available, we may not be able to successfully identify them, or we may not have the financial resources necessary to pursue them. Other companies, many of which may have substantially greater financial, marketing and sales resources, compete with us for these opportunities.

In addition, integrating an acquisition, including the acquisition of a company or business unit, or an in-licensed product or product candidate, may create unforeseen operating difficulties and expenses for us, including:

•	the diversion of management time and focus from operating our current business;

•	unanticipated liabilities for activities of or related to an acquired company or product before the acquisition;

•	failure to retain employees or to smoothly integrate related departments; and

•	failure to successfully develop and commercialize acquired products and product candidates.

We cannot assure you that we will be able to successfully manage these risks or other anticipated and unanticipated problems in connection with integrating an acquisition, including the acquisition of a company or business unit, or in-licensed product or product candidate, and, if we are not successful in identifying and managing these risks and uncertainties effectively, it could have a material adverse effect on our business.

The commercial success of our products depends upon their market acceptance by physicians, patients, third party payors and the medical community.

Physicians may not prescribe our products, in which case we would not generate the revenues we anticipate. Market acceptance of any of our products by physicians, patients, third party payors and the medical community depends on:

•	the clinical indications for which a product is approved, including any restrictions placed upon the product in connection with its approval, such as a REMS, patient registry or labeling restrictions;

•	prevalence of the disease or condition for which the product is approved and the severity of side effects;

•	acceptance by physicians and patients of each product as a safe and effective treatment;

•	perceived advantages over alternative treatments;

•	relative convenience and ease of administration;

•	the cost of treatment in relation to alternative treatments, including generic products;

•	the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations; and

•	the availability of adequate reimbursement by third parties.

From time to time, there is negative publicity about illicit gamma-hydroxybutyrate, or GHB, and its effects, including with respect to illegal use, overdoses, serious injury and death. Because sodium oxybate, the active pharmaceutical ingredient in Xyrem, is a derivative of GHB, Xyrem sometimes also receives negative mention in publicity relating to GHB. Patients, physicians and regulators may therefore view Xyrem as the same as or similar to illicit GHB. In addition, there are regulators and some law enforcement agencies that oppose the prescription and use of Xyrem generally because of its connection to GHB. Xyrem’s label includes information about adverse events from GHB. We could also be adversely affected if any of our products or any similar products distributed by other companies prove to be, or are asserted to be, harmful to patients.

Because of our dependence upon patient and physician perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products or any similar products distributed by other companies could materially and adversely affect our business, financial condition, results of operations and growth prospects. Negative publicity resulting from our receipt of a Form 483 observation in May 2011 or the related warning letter from the FDA in October 2011, or other related regulatory actions could adversely affect sales of Xyrem.

Sales of our products may be adversely affected by the consolidation among wholesale drug distributors.

The network through which we sell our products has undergone significant consolidation through mergers and acquisitions among wholesale distributors. As a result, a small number of large wholesale distributors control a significant share of the market, and the number of independent drug stores and small drugstore chains has decreased. Three large wholesale distributors and one of their subsidiaries accounted for an aggregate of 90% of Azur Pharma’s total sales during the year ended December 31, 2011, and the same three large wholesale distributors accounted for an aggregate of 11% of Jazz Pharmaceuticals, Inc.’s total sales during the year ended December 31, 2011. If any of our major distributors reduces its inventory levels or otherwise reduces purchases of our products, it could lead to periodic and unanticipated future reductions in revenues and cash flows. Consolidation of drug wholesalers and retailers, as well as any increased pricing pressure that those entities face from their customers, including the U.S. government, may increase pricing pressure and place other competitive pressures on drug companies, including us.

We face substantial competition from other companies, including companies with greater resources than we have.

With respect to all of our existing and future products, we may compete with companies selling or working to develop products that may be more effective, safer or less costly than our products. The markets for which we are developing products are competitive and include generic and branded products, some of which are marketed by major pharmaceutical companies that have significantly greater financial resources and expertise in research and development, preclinical testing, conducting clinical trials, obtaining regulatory approvals, manufacturing and marketing and selling approved products than we do.

Smaller or earlier stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Our commercial opportunities may be reduced or eliminated if our competitors develop and commercialize generic or branded products that are safer or more effective, have fewer side effects or are less expensive than our products.

Many of our competitors have far greater financial resources and a larger number of personnel to market and sell their products than we do. Our competitors may obtain FDA or other regulatory approvals for their product candidates more rapidly than we may and may market their products more effectively than we do. If we are unable to demonstrate to physicians that, based on experience, clinical data, side-effect profiles and other factors, our products are preferable to other therapies, we may not generate meaningful revenues from the sales of our products.

We currently have a relatively small sales organization compared with most other pharmaceutical companies with marketed products. If our specialty sales forces and sales organization is not appropriately sized to adequately promote any potential future products, the commercial opportunity for our potential future products may be diminished.

We have a relatively small number of sales representatives compared with the number of sales representatives of most other pharmaceutical companies with marketed products. Each of our sales representatives is responsible for a territory of significant size. Future commercial products may require expansion of our sales force and sales support organization, and we may need to commit significant additional funds, management and other resources to the growth of our sales organization before the commercial launch of those product candidates. We may not be able to achieve any necessary growth in a timely or cost-effective manner or realize a positive return on our investment, and we may not have the financial resources to achieve the necessary growth in a timely manner or at all. We also have to compete with other pharmaceutical and life sciences companies to recruit, hire, train and retain sales and marketing personnel, and turnover in our sales force and marketing personnel could negatively affect sales of our products.

A failure to prove that our product candidates are safe and effective in clinical trials would require us to discontinue their development, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Significant additional research and development, financial resources and additional personnel will be required to obtain necessary regulatory approvals for our current and any future product candidates and to develop them into commercially viable products. As a condition to regulatory approval, each product candidate must undergo extensive and expensive clinical trials to demonstrate to a statistically significant degree that the product candidate is safe and effective. If a product candidate fails at any stage of development, we will not be able to commercialize it and we will not receive any return on our investment from that product candidate.

We and our partners have conducted, and we may in the future conduct, additional clinical trials for our product candidates including: an oral suspension formulation of clozapine, Clozapine OS, and a once-daily formulation of clozapine, Clozapine QD. Clinical testing can take many years to complete, especially for product candidates that are in Phase II, or earlier, clinical trials, and failure can occur any time during the clinical trial process. In addition, the results from early clinical trials may not be predictive of results obtained in later and larger clinical trials, and product candidates in later clinical trials may fail to show the desired safety and efficacy despite having progressed successfully through initial clinical testing. A number of companies in the pharmaceutical industry, including us, have suffered significant setbacks in clinical trials, even in advanced clinical trials after showing positive results in earlier clinical trials. Our product candidates are subject to competition for clinical study sites and patients from other therapies under development that may delay the enrollment in or initiation of our clinical trials. Many of these companies have far greater financial and human resources than we do.

To grow our sodium oxybate business, we have and may in the future conduct additional studies in different diseases or conditions or with additional or different doses or dosage forms. We cannot assure you that adverse events or other information obtained during the course of any of these studies will not result in action by the FDA or otherwise that could have a material adverse effect on the Xyrem commercial product as well as the candidate we are studying.

We rely on third parties to conduct clinical trials for our product candidates, and if they do not properly and successfully perform their legal and regulatory obligations, as well as their contractual obligations to us, we may not be able to obtain regulatory approvals for our product candidates.

We rely on our licensors, contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out clinical trials for our product candidates, including with respect to site selection, contract negotiation and data management. We do not control these third parties and, as a result, they may not treat our clinical studies as their highest priority, or in the manner in which we would prefer, which could result in delays. We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol, as well as FDA’s and foreign regulatory agencies’ requirements, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA enforces good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, our licensors, contract research organizations or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations. Our failure, or the failure of our contract manufacturers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.

If third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates.

If we fail to attract, retain and motivate key personnel, or to retain our executive management team, or if we cannot provide additional resources to perform important tasks, we may be unable to successfully sustain or grow our business.

Our success and our ability to grow depend in part on our continued ability to attract, retain and motivate highly qualified personnel and on our ability to develop and maintain important relationships with leading academic institutions, clinicians and scientists. Our current and prospective employees might experience uncertainty about their roles with us during the integration phase of the businesses of Jazz pharmaceuticals, Inc. and Azur Pharma, which might adversely affect our ability to retain key managers and other employees. We are highly dependent upon our executive management team and other key personnel, all of whom work on many complex matters that are critical to our success. The loss of services of any one or more members of our executive management team or other key personnel could delay or prevent the successful completion of some of our key activities. We do not carry “key person” insurance. Any employee may terminate his or her employment at any time without notice (or, in the case of certain employees who entered into employment agreements with Azur Pharma, with up to three months notice) and without cause or good reason.

In addition, to grow our company we will need additional personnel. Competition for qualified personnel in the life sciences industry has historically been intense. If we lose key personnel or cannot timely attract, retain and motivate quality personnel on acceptable terms, our failure to do so could adversely affect our business, financial condition, results of operations and growth prospects.

Risks Related to Our Intellectual Property

It is difficult and costly to protect our proprietary rights, and we may not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection of our products and product candidates, their use and the methods used to manufacture and, in some cases, distribute them, as well as successfully defending these patents against third party challenges. Our ability to protect our products and product candidates from unauthorized making, using, selling, offering to sell or importation by third parties depends on the extent to which we have rights under valid and enforceable patents, or have trade secrets that cover these activities.

The patent position of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. Even if we are able to obtain patents covering our products and product candidates, any patent may be challenged, invalidated, held unenforceable or circumvented. For example, even though we have patents covering Xyrem, an ANDA was filed requesting permission from the FDA to market a generic form of Xyrem, and we have received notices from the company that filed the ANDA stating that the ANDA included Paragraph IV certifications with respect to our Xyrem patents listed in the FDA’s Orange Book. In the case of Luvox CR, we have received three Paragraph IV certifications which allege that the Alkermes patent listed in the Orange Book for Luvox CR is invalid. Similarly, three ANDAs were filed requesting approval from the FDA to market a generic form of FazaClo LD and one ANDA has been filed requesting approval from the FDA to market a generic form of FazaClo HD. Azur Pharma has received notices from the companies that filed the ANDAs stating that such ANDAs included Paragraph IV certifications with respect to the patents listed in the FDA’s Orange Book.

The existence of a patent will not necessarily prevent other companies from developing similar or therapeutically equivalent products or protect us from claims of third parties that our products infringe their issued patents, which may require licensing and the payment of significant fees or royalties. Competitors may successfully challenge our patents, produce similar products that do not infringe our patents, or manufacture products in countries where we have not applied for patent protection or that do not respect our patents. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents, our licensed patents or in third party patents.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

The degree of future protection to be afforded by our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

•	others may be able to make products that are similar to our product candidates but that are not covered by the claims of our patents, or for which we are not licensed under our license agreements;

•

we or our licensors or partners might not have been the first to make the inventions covered by our issued patents or pending patent applications or the pending patent applications or issued patents of our licensors or partners;

•	we or our licensors or partners might not have been the first to file patent applications for these inventions;

•	others may independently develop similar or alternative products without infringing our intellectual property rights;

•	our pending patent applications may not result in issued patents;

•

our issued patents and the issued patents of our licensors or partners may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges by third parties;

•	we may not develop additional proprietary products that are patentable; or

•	the patents of others may have an adverse effect on our business.

We also may rely on trade secrets and other unpatented proprietary information to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. Although we use reasonable efforts to protect our trade secrets and other unpatented proprietary information, our employees, consultants, advisors and partners may unintentionally or willfully disclose our proprietary information to competitors, and we may not have adequate remedies for such disclosures. If our employees, consultants, advisors and partners develop inventions or processes independently, or jointly with us, that may be applicable to our products under development, disputes may arise about ownership or proprietary rights to those inventions and processes. Enforcing a claim that a third party illegally obtained and is using any of our inventions or trade secrets is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside of the United States are sometimes less willing to protect trade secrets. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.

Certain of the women’s health and other products we sell, including Urelle, Natelle, Gesticare and Gastrocrom, have no patent protection and, as a result, potential competitors face fewer barriers in introducing competing products. The introduction of competing products could materially adversely affect our sales of these products. For example, in October 2011 an ANDA from Pack Pharmaceuticals LLC, seeking to manufacture and sell a generic version of Gastrocrom, was approved by the FDA, and a generic version of Gastrocrom has since been launched.

Our research and development collaborators may have rights to publish data and other information to which we have rights. In addition, we sometimes engage individuals or entities to conduct research that may be relevant to our business. While the ability of these individuals or entities to publish or otherwise publicly disclose data and other information generated during the course of their research is subject to contractual limitations, these contractual provisions may be insufficient or inadequate to protect our trade secrets and may impair our patent rights. If we do not apply for patent protection prior to such publication, or if we cannot otherwise maintain the confidentiality of our innovations and other confidential information, then our ability to obtain patent protection or protect our proprietary information may be jeopardized. Moreover, a dispute may arise with our research and development collaborators over the ownership of rights to jointly developed intellectual property. Such disputes, if not successfully resolved, could lead to a loss of rights and possibly prevent us from pursuing certain new products or product candidates.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights and we may be unable to protect our rights to, or commercialize, our products.

Our ability, and that of our partners, to commercialize any approved products will depend, in part, on our ability to obtain patents, enforce those patents and operate without infringing the proprietary rights of third parties. The patent positions of pharmaceutical companies can be highly uncertain and involve complex legal and factual questions. We have filed multiple U.S. patent applications and foreign counterparts, and may file additional U.S. and foreign patent applications related thereto. There can be no assurance that any issued patents we own or control will provide sufficient protection to conduct our business as presently conducted or as proposed to be conducted. Moreover, in part because of prior research performed and patent applications submitted in the same manner or similar fields, there can be no assurance that any patents will issue from the patent applications owned by us, or that we will remain free from infringement claims by third parties.

If we choose to go to court to stop someone else from pursuing the inventions claimed in our patents, our licensed patents or our partners’ patents, that individual or company has the right to ask the court to rule that these patents are invalid and/or should not be enforced against that third party. These lawsuits are expensive and consume time and other resources, even if we were successful in stopping the infringement of these patents. In addition, there is a risk that the court will decide that these patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of these patents is upheld, the court will refuse to stop the other party on the ground that the other party’s activities do not infringe our rights to these patents or that it is in the public interest to permit the infringing activity. We are prosecuting lawsuits against the generic manufacturers who delivered Paragraph IV certifications to Jazz Pharmaceuticals, Inc. or Azur Pharma with respect to Xyrem, FazaClo LD and Luvox CR. See “Item 3. Legal Proceedings.” We cannot assure you that these, or other lawsuits we may file in the future, will be successful in stopping the infringement of our patents, that any such litigation will be cost-effective, or that the litigation will have a satisfactory result for us.

A third party may claim that we or our manufacturing or commercialization partners are using inventions covered by the third party’s patent rights, or that we or such partners are infringing, misappropriating or otherwise violating other intellectual property rights, and may go to court to stop us from engaging in our normal operations and activities, including making or selling our products. Such lawsuits are costly and could affect our results of operations and divert the attention of management and development personnel. There is a risk that a court could decide that we or our partners are infringing, misappropriating or otherwise violating third party patent or other intellectual property rights which could be very costly to us and have a material adverse effect on our business.

The pharmaceutical and life sciences industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid or unenforceable, and we may not be able to do this.

Because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for inventions covered by our licensors’ or our issued patents or pending applications, or that we or our licensors were the first inventors. Our competitors may have filed, and may in the future file, patent applications covering subject matter similar to ours. Any such patent application may have priority over our or our licensors’ patents or applications and could further require us to obtain rights to issued patents covering such subject matter. If another party has filed a U.S. patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would be unsuccessful, resulting in a loss of our U.S. patent position with respect to such inventions.

Some of our competitors may be able to sustain the costs of complex patent and other intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Risks Related to Our Industry

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our partners from obtaining approvals for the commercialization of some or all of our product candidates.

The research, testing, manufacturing, labeling, advertising and promotion, distributing and exporting of pharmaceutical products are subject to extensive regulation by FDA and other regulatory authorities in the United States and other countries, and regulations differ from country to country. Approval in the United States, or in any jurisdiction, does not ensure approval in other jurisdictions. The regulatory approval process is lengthy, expensive and uncertain, and we may be unable to obtain approval for our product candidates. We are not permitted to market our product candidates in the United States until we receive approval from the FDA, generally of a new drug application, or an NDA. Obtaining approval of an NDA can be a lengthy, expensive and uncertain process, and the FDA has substantial discretion in the approval process. If we are unable to obtain regulatory approval of our product candidates, we will not be able to commercialize them and recoup our research and development costs.

Healthcare law and policy changes, including those based on recently enacted legislation, may impact our business in ways that we cannot currently predict and these changes could have a material adverse effect on our business and financial condition.

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the Healthcare Reform Act. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Healthcare Reform Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

Additional provisions of the Healthcare Reform Act, some of which became effective in 2011, may negatively affect our revenues in the future. For example, as part of the Healthcare Reform Act’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. In addition, under the Healthcare Reform Act, the minimum Medicaid rebate has been increased from 15.1% to 23.1% of the average manufacturer price for our products. We expect that the Healthcare Reform Act and other healthcare reform measures that may be adopted in the future could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates or could limit or eliminate our future spending on development projects.

In addition to the Healthcare Reform Act, there will continue to be proposals by legislators at both the federal and state levels, regulators and third-party payors to keep healthcare costs down while expanding individual healthcare benefits. Certain of these changes could impose limitations on the prices we will be able to charge for our products and any approved product candidates or the amounts of reimbursement available for these products from governmental agencies or third-party payors, or may increase the tax obligations on pharmaceutical companies such as ours.

To help patients afford our products, we have various programs to assist them, including patient assistance programs, a Xyrem voucher program and coupon programs for certain products. Coupon programs, including our program for Xyrem, have received some negative publicity, and it is possible that new legislation could be enacted to restrict or otherwise negatively affect these programs. The enactment and implementation of any future healthcare reform legislation or policies could have a material adverse effect on our sales, business and financial condition.

We are subject to significant ongoing regulatory obligations and oversight, which may result in significant additional expense and limit our ability to commercialize our products.

We are subject to significant ongoing regulatory obligations, such as safety reporting requirements and additional post-marketing obligations, including regulatory oversight of the promotion and marketing of our products. In addition, the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products are, and any of our product candidates that may be approved by the FDA will be, subject to extensive and ongoing regulatory requirements. If we receive regulatory approvals to sell our products, the FDA and foreign regulatory authorities may impose significant restrictions on the indicated uses or marketing of our products, or impose requirements for burdensome post-approval study commitments. The terms of any product approval, including labeling, may be more restrictive than we desire and could affect the commercial potential of the product. If we become aware of previously unknown problems with any of our products in the United States or overseas or at our contract manufacturers’ facilities, a regulatory agency may impose restrictions on our products, our contract manufacturers or on us. In such an instance, we could experience a significant drop in the sales of the affected products, our product revenues and reputation in the marketplace may suffer, and we could become the target of lawsuits.

For a patient to be prescribed Prialt, the patient must have a surgically implanted infusion pump and the FDA has approved Prialt for use only with Medtronic’s SynchroMed® EL and SynchroMed® II programmable implantable pumps. Any regulatory action involving the pumps or Prialt’s delivery via the pumps could materially adversely impact sales of Prialt.

Some of our women’s health and other products, such as Urelle and prenatal vitamin products Natelle and Gesticare, have not been approved by the FDA, and the FDA may view them as unapproved new drugs. These products have historically been the subject of FDA enforcement discretion under which the FDA has generally prioritized action against marketed unapproved drugs that the FDA considers to present a potential safety risk, lack evidence of effectiveness, or be deceptively promoted, among other enforcement priority reasons. However, in a September 19, 2011 Compliance Policy Guide, the FDA announced a change to its enforcement policy for marketed unapproved drugs. In this guidance, the FDA informed marketers of unapproved drugs that all unapproved drugs introduced into the market after September 19, 2011 are subject to immediate enforcement action at any time, without prior notice. In addition, any formulation or labeling changes to a pre-September 19, 2011 product could potentially subject the manufacturer to immediate FDA enforcement action to remove such product from the market. We cannot assure you that the FDA will continue to permit marketing of any of our women’s health and other products that have not been approved by the FDA in their existing formulations, or at all, without submission and approval of an NDA. Moreover, under the recent FDA guidance, any formulation or labeling changes to these products may also subject them to FDA enforcement action to remove them from the market.

The FDA and other governmental authorities also actively enforce regulations prohibiting off-label promotion, and the government has levied large civil and criminal fines against companies for alleged improper promotion. The government has also required companies to enter into complex corporate integrity agreements and/or non-prosecution agreements that impose significant reporting and other burdens on the affected companies. For example, a predecessor company to Jazz Pharmaceuticals, Inc. was investigated for off-label promotion of Xyrem, and, while Jazz Pharmaceuticals, Inc. was not prosecuted, as part of the settlement Jazz Pharmaceuticals, Inc. entered into a corporate integrity agreement with the Office of Inspector General, U.S. Department of Health and Human Services with a term extending through mid-2012. The investigation resulted in significant fines and penalties, which Jazz Pharmaceuticals, Inc. guaranteed and has been paying; the final payment was made in January 2012. The corporate integrity agreement requires us to maintain a comprehensive compliance program. In the event of an uncured material breach or deliberate violation, as the case may be, of the corporate integrity agreement or the other definitive settlement agreements Jazz Pharmaceuticals, Inc. entered into, we could be excluded from participation in Federal healthcare programs and/or subject to prosecution.

In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject our company to other administrative or judicially imposed sanctions, including warning letters, untitled letters, other civil and criminal penalties, injunctions, product seizure or detention, product recalls, total or partial suspension of production, withdrawal of the products from the market and refusal to approve pending NDAs or supplements to approved NDAs. We are also subject to regulation by regional, national, state and local agencies, including the DEA, the Department of Justice, the Federal Trade Commission, the U.S. Department of Commerce, the Office of Inspector General of the U.S. Department of Health and Human Services and other regulatory bodies, as well as governmental authorities in those foreign countries in which we commercialize our products. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal and state statutes and regulations govern to varying degrees the research, development, manufacturing and commercial activities relating to prescription pharmaceutical products, including preclinical testing, approval, production, labeling, sale, distribution, import, export, post-market surveillance, advertising, dissemination of information, promotion, marketing, and pricing to government purchasers and government healthcare programs. Our manufacturing partners are subject to many of the same requirements, which include obtaining sufficient quota from the DEA each year to manufacture sodium oxybate and Xyrem. Pursuant to the Export Administration Regulations, we are required to obtain a license from the U.S. Department of Commerce prior to the exportation of certain materials and technical information related to Prialt.

The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common manufacturer business arrangements and activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations of our products may be subject to scrutiny if they do not qualify for an exemption or safe harbor. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability.

The Federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under these laws for a variety of alleged marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Companies have been prosecuted for causing false claims to be submitted because of the marketing of their products for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies have also been prosecuted on other legal theories of Medicare and Medicaid fraud.

The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Several states now require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing meals to prescribers or other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes. Currently, several additional states are considering similar proposals.

Compliance with various federal and state laws is difficult and time consuming, and companies that violate them may face substantial penalties. The potential sanctions include civil monetary penalties, exclusion of a company’s products from reimbursement under government programs, criminal fines and imprisonment. Because of the breadth of these laws and the lack of extensive legal guidance in the form of regulations or court decisions, it is possible that some of our business activities could be subject to challenge under one or more of these laws. Such a challenge could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The number and complexity of both federal and state laws continues to increase, and additional governmental resources are being added to enforce these laws and to prosecute companies and individuals who are believed to be violating them. In particular, the Healthcare Reform Act includes a number of provisions aimed at strengthening the government’s ability to pursue anti-kickback and false claims cases against pharmaceutical manufacturers and other healthcare entities, including substantially increased funding for healthcare fraud enforcement activities, enhanced investigative powers, amendments to the False Claims Act that make it easier for the government and whistleblowers to pursue cases for alleged kickback and false claim violations and, as required by the Physician Payment Sunset provisions, extensive tracking and maintenance of database starting in 2012 and public reporting beginning in March 2013 of payments by pharmaceutical manufacturers to physicians and teaching hospitals nationwide. While it is too early to predict what effect these changes will have on our business, we anticipate that government scrutiny of pharmaceutical sales and marketing practices will continue for the foreseeable future and subject us to the risk of government investigations and enforcement actions. Responding to a government investigation or enforcement action would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we or the other parties with whom we work fail to comply with applicable regulatory requirements, we or they could be subject to a range of regulatory actions that could affect our or our partners’ ability to commercialize our products and could harm or prevent sales of the affected products, or could substantially increase the costs and expenses of commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business.

If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the federal Medicaid rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. We also participate in and have certain price reporting obligations to several state Medicaid supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program under a fee-for-service arrangement, as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare and Medicare Services, or CMS, the federal agency that administers the Medicaid rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug.

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation, or PPACA, made significant changes to the Medicaid rebate program. Effective March 23, 2010, rebates are also due on the utilization of Medicaid managed care organizations. With regard to the amount of the rebates owed, the PPACA increased the minimum Medicaid rebate for innovator drugs; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and caps the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the PPACA and subsequent legislation changed the definition of average manufacturer price. Finally, the PPACA requires pharmaceutical manufacturers of branded prescription drugs to pay a new branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer will pay a prorated share of the branded prescription drug fee of $2.5 billion in 2011 (and set to increase in ensuing years) based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

The CMS has yet to issue regulations to implement any of the PPACA’s changes to the Medicaid rebate program, although regulations have been proposed to implement the Medicaid rebate provisions of the enacted statutory changes. We cannot assure you that there will not be additional increases in rebates or other costs and charges associated with participating in the Medicaid rebate program. Regulations continue to be issued and coverage expanded by various governmental agencies relating to these rebate programs, increasing the cost and complexity of compliance.

Federal law requires that any company that participates in the Medicaid rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid rebate program. To the extent the PPACA, as discussed above, changes the statutory and regulatory definitions of average manufacturer price and the Medicaid rebate amount, these changes also will affect our 340B ceiling price calculations.

These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The PPACA expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the PPACA. Except for children’s hospitals, the PPACA exempts “orphan drugs” – those designated under section 526 of the Federal Food Drug and Cosmetic Act – from the ceiling price requirements for these newly-eligible entities.

Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to the CMS of our current average manufacturer prices and best prices for the quarter. If we become aware that our reporting for prior quarters was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations serve to increase our costs for complying with the laws and regulations governing the Medicaid rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the price that we are required to charge certain safety-net providers under the Public Health Service 340B drug discount program.

In addition to retroactive rebates and the potential for 340B Program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the submission is late beyond the due date. In the event that the CMS terminates our rebate agreement, no Federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

In September 2010, the CMS and the Office of the Inspector General indicated that they intend more aggressively to pursue companies who fail to report this data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. The CMS recently published information stating that many companies’ monthly and quarterly submissions are incomplete or incorrect. We cannot assure you that our submissions will not be found by the CMS to be incomplete or incorrect.

The PPACA also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the program and to update the agreement that manufacturers must sign to participate in the program to obligate manufacturers to sell to covered entities if they sell to any other purchaser and to report to the government the ceiling prices for its drugs. In addition, Congress is currently considering legislation that, if passed, would further expand the 340B program to require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting by certain covered entity hospitals, where those drugs are used for the covered entity’s uninsured inpatients.

Reimbursement may not be available for our products, which could diminish our sales or affect our ability to sell our products profitably.

In both U.S. and foreign markets, our ability to commercialize our products successfully and to attract strategic partners for our products depends in significant part on the availability of adequate financial coverage and reimbursement from third party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations and private health insurers. Third party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third party payors are increasingly challenging the prices charged for medical products and services and examining their cost effectiveness, in addition to their safety and efficacy. In some cases, for example, third party payors try to encourage the use of less expensive generic products through their prescription benefits coverage and reimbursement and co-pay policies. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third party payors may not provide coverage and reimbursement for our products, in whole or in part. We cannot predict actions third party payors may take, or whether they will limit the coverage and level of reimbursement for our products or refuse to provide any coverage at all. For example, because Luvox CR, FazaClo LD and FazaClo HD each compete in a market with both branded and generic products, reimbursement by government and private payors may be more challenging than for new chemical entities. We cannot be sure that reimbursement amounts, or the lack of reimbursement, will not reduce the demand for, or the price of, our products. If reimbursement is not available or is available only to limited levels, we may not be able to effectively commercialize our products.

In recent years, there have been a number of legislative and regulatory changes in and proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. These changes and proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. For example, a final rule published by the U.S. Department of Defense, or DoD, in March 2009 (and reissued in October 2010), implementing the terms of Section 703 of the National Defense Authorization Act for Fiscal Year 2008, established a program under which the DoD expects rebates from pharmaceutical manufacturers on all prescriptions of “covered” drugs (including innovator drugs and biologics) filled under the TRICARE retail pharmacy program from January 28, 2008 forward, unless the DoD agrees to a waiver or compromise of amounts due. Additionally, under the final rule, to remain eligible for inclusion on the DoD Uniform Formulary, a pharmaceutical manufacturer must enter into a pricing agreement under which it agrees to pay rebates to the DoD on TRICARE retail pharmacy utilization on a prospective basis. These rebates are meant to enable the DoD to access pricing that is either close to or equal to “Federal Ceiling Prices,” as defined under the Veterans Health Care Act of 1992. Pursuant to the final rule, Jazz Pharmaceuticals, Inc. and Azur Pharma entered into separate pricing agreements with the DoD in July 2009 and June 2009, respectively. These legislative and regulatory changes, including our DoD pricing agreements, could impact our ability to maximize revenues in the Federal marketplace. As discussed above, recent legislative changes to the 340B drug pricing program, the Medicaid rebate program, and the Medicare Part D prescription drug benefit also could impact our revenues.

We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

Product liability and product recalls could harm our business.

The development, manufacture, testing, marketing and sale of pharmaceutical products entail significant risk of product liability claims or recalls. Side effects of, or manufacturing defects in, the products sold by us could result in exacerbation of a patient’s condition, serious injury or impairments or even death. This could result in product liability claims and/or recalls of one or more of our products. Xyrem, FazaClo, Luvox CR, Prialt, and Elestrin have boxed warnings in their labels.

Product liability claims may be brought by individuals seeking relief for themselves, or by groups seeking to represent a class. While we have not had to defend against any product liability claims to date, as sales of our products increase, we believe it is likely product liability claims will be made against us. The risk of product liability claims may also increase when a company receives a warning letter. We cannot predict the frequency, outcome or cost to defend any such claims.

Product liability insurance coverage is expensive, can be difficult to obtain and may not be available in the future on acceptable terms, if at all. Partly as a result of product liability lawsuits related to pharmaceutical products, product liability and other types of insurance have become more difficult and costly for pharmaceutical companies to obtain. Our product liability insurance may not cover all of the future liabilities we might incur in connection with the development, manufacture or sale of our products. In addition, we may not continue to be able to obtain insurance on satisfactory terms or in adequate amounts.

A successful claim or claims brought against us in excess of available insurance coverage could subject us to significant liabilities and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Such claims could also harm our reputation and the reputation of our products, adversely affecting our ability to market our products successfully. In addition, defending a product liability lawsuit is expensive and can divert the attention of key employees from operating our business.

Product recalls may be issued at our discretion or at the discretion of our suppliers, government agencies and other entities that have regulatory authority for pharmaceutical sales. Any recall of our products could materially adversely affect our business by rendering us unable to sell that product for some time and by adversely affecting our reputation. A recall could also result in product liability claims.

Risks Relating to Our Financial Condition

To grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.

To grow our business over the longer-term, we will need to commit substantial resources to in-licensing and/or acquiring new products and product candidates, and to costly and time-consuming product development and clinical trials of our product candidates. We will also need to continue to invest in our commercial operations. Our future capital requirements will depend on many factors, including many of those discussed above, such as:

•	the revenues from our commercial products and the costs of our commercial operations;

•	the extent of generic competition for our products;

•	the cost of acquiring and/or licensing any new products and product candidates;

•	the scope, rate of progress, results and costs of our development and clinical activities;

•	the cost and timing of obtaining regulatory approvals and of compliance with laws and regulations;

•	the cost of preparing, filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

•	the cost of investigations, litigation and/or settlements related to regulatory activities and third-party claims; and

•	changes in laws and regulations, including, for example, healthcare reform legislation.

One of our corporate goals is to expand our business through the licensing, acquisition and/or development of additional products and product candidates. We cannot assure you that our funds will be sufficient to fund these activities if opportunities arise, and we may be unable to expand our business if we do not have sufficient capital or cannot borrow or raise additional capital on attractive terms. In addition, if we use a substantial amount of our funds to acquire or in-license products or product candidates, we may not have sufficient additional funds to conduct all of our operations in the manner we would otherwise choose.

We may not be able to successfully maintain our low tax rates, which could adversely affect our business and financial condition, results of operations and growth prospects.

We are incorporated in Ireland and maintain subsidiaries in the United States and Bermuda. Azur Pharma was able to achieve a low average tax rate through the performance of certain functions and ownership of certain assets in tax-efficient jurisdictions, including Ireland and Bermuda, together with intra-group service and transfer pricing agreements, each on an arm’s length basis. We are continuing a substantially similar structure and arrangements. Taxing authorities, such as the U.S. Internal Revenue Service, or the IRS, actively audit and otherwise challenge these types of arrangements, and have done so in the pharmaceutical industry. The IRS may challenge our structure and transfer pricing arrangements through an audit or lawsuit. Responding to or defending such a challenge could be expensive and consume time and other resources, and divert management’s time and focus from operating our business. We cannot predict whether taxing authorities will conduct an audit or file a lawsuit challenging this structure, the cost involved in responding to any such audit or lawsuit, or the outcome. If we are unsuccessful, we may be required to pay taxes for prior periods, interest, fines or penalties, and may be obligated to pay increased taxes in the future, any of which could require us to reduce our operating expenses, decrease efforts in support of our products or seek to raise additional funds, all of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.

Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Internal Revenue Code of 1986, as amended, or the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because Azur Pharma was, and we continue to be after the merger, an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. Because we indirectly acquired all of Jazz Pharmaceuticals, Inc.’s assets through the acquisition of the shares of Jazz Pharmaceuticals, Inc. common stock in the merger at the closing, we could be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874.

For us to be treated as a foreign corporation for U.S. federal tax purposes under Section 7874 of the Code, either (1) the former stockholders of Jazz Pharmaceuticals, Inc. must have owned (within the meaning of Section 7874 of the Code) less than 80% (by both vote and value) of our ordinary shares by reason of holding shares in Jazz Pharmaceuticals, Inc., or (2) we must have substantial business activities in Ireland after the merger (taking into account the activities of our expanded affiliated group). The Jazz Pharmaceuticals, Inc. stockholders owned less than 80% of our share capital immediately after the merger by reason of their ownership of shares of Jazz Pharmaceuticals, Inc. common stock. As a result, we believe that we should be treated as a foreign corporation for U.S. federal tax purposes.

It is possible that the IRS could disagree with the position that the ownership test is satisfied and assert that Section 7874 of the Code applies to treat us as a U.S. corporation following the merger. There is limited guidance regarding the Code Section 7874 provisions, including the application of the ownership test described above. Moreover, new statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have retroactive application to us, Jazz Pharmaceuticals, Inc., our respective shareholders, and/or the merger.

Section 7874 of the Code likely will limit Jazz Pharmaceuticals, Inc. and its U.S. affiliates’ ability to utilize their U.S. tax attributes to offset certain U.S. taxable income, if any, generated by taxable transactions following the merger for a period of time following the merger.

Following certain acquisitions of a U.S. corporation by a foreign corporation, Section 7874 of the Code limits the ability of the acquired U.S. corporation and its U.S. affiliates to utilize U.S. tax attributes such as net operating losses to offset U.S. taxable income resulting from certain transactions. Based on the limited guidance available, it is currently expected that this limitation should apply to us. As a result, it is not currently expected that Jazz Pharmaceuticals, Inc. or its U.S. affiliates will be able to utilize their U.S. tax attributes to offset their U.S. taxable income, if any, resulting from certain taxable transactions following the merger. Notwithstanding this limitation, we plan to fully utilize Jazz Pharmaceuticals, Inc.’s U.S. net operating losses, or NOLs, prior to their expiration. As a result of this limitation, however, it may take Jazz Pharmaceuticals, Inc. longer to use its NOLs. Moreover, contrary to these plans, it is possible that the limitation under Section 7874 of the Code on the utilization of U.S. tax attributes could prevent Jazz Pharmaceuticals, Inc. from fully utilizing its U.S. tax attributes prior to their expiration if Jazz Pharmaceuticals, Inc. does not generate sufficient taxable income.

Jazz Pharmaceuticals, Inc.’s and its U.S. affiliates’ ability to use their net operating losses to offset potential taxable income and related income taxes that would otherwise be due could be limited if they do not generate taxable income in a timely manner or if an “ownership change” pursuant to Section 382 of the Code is triggered.

Jazz Pharmaceuticals, Inc. and its U.S. affiliates have a significant amount of NOLs. Their ability to use these NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon their generation of future taxable income before the expiration dates of the NOLs, and we cannot predict with certainty when, or whether, Jazz Pharmaceuticals, Inc. and its U.S. affiliates will generate sufficient taxable income to use all of their NOLs. In addition, realization of their NOLs to offset potential future taxable income and related income taxes that would otherwise be due could be restricted by annual limitations on use of NOLs triggered by an “ownership change” under Section 382 of the Code and similar state provisions. In general, an “ownership change” will occur if, during a three-year rolling period, there is a change of 50% or more in the percentage ownership of a company by 5% shareholders (and certain persons treated as 5% shareholders), as defined in the Code and Treasury Regulations. Section 382 of the Code is an extremely complex provision with respect to which there are many uncertainties. We have not requested a ruling from the IRS to confirm that Jazz Pharmaceuticals, Inc. and its U.S. affiliates have not experienced an “ownership change” for the purposes of Section 382 of the Code, and, therefore, we have not established whether the IRS agrees with our analysis regarding the application of Section 382 of the Code.

If goodwill or other intangible assets that we record in connection with the merger become impaired, we could have to take significant charges against earnings.

In connection with the accounting for the merger, it is expected that we will record a significant amount of goodwill and other intangible assets. Under U.S. GAAP, we must assess, at least annually and potentially more frequently, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. Amortizing intangible assets will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of goodwill or other intangible assets will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

As a result of the merger, we have and will continue to incur additional direct and indirect costs.

We have and will continue to incur additional costs and expenses in connection with and as a result of the merger. These costs and expenses include professional fees to comply with Irish corporate and tax laws and financial reporting requirements, costs and expenses incurred in connection with holding a majority of the meetings of our board of directors and certain executive management meetings in Ireland, as well as any additional costs we may incur going forward as a result of our new corporate structure. There can be no assurance that these costs will not exceed the costs historically borne by Jazz Pharmaceuticals, Inc. and Azur Pharma.

Risks Relating to Our Ordinary Shares

The market price of our ordinary shares has been volatile and may continue to be volatile in the future, and the value of your investment could decline significantly.

Investors who hold our ordinary shares may not be able to sell their shares at or above the price at which they purchased their ordinary shares (or the price at which they purchased their shares Jazz Pharmaceuticals, Inc. common stock prior to the merger). The price of Jazz Pharmaceuticals, Inc.’s common stock has fluctuated significantly from time to time and increased substantially during the past year, and we cannot predict if the price of our ordinary shares will continue to do so. The risk factors described above relating to our business and products could cause the price of our ordinary shares to fluctuate significantly. In addition, the stock market in general, including the market for life sciences companies, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our ordinary shares, regardless of our operating performance. In addition, our stock price may be dependent upon the valuations and recommendations of the analysts who cover our business, and if our results do not meet our analysts’ forecasts and expectations, our stock price could decline as a result of analysts lowering their valuations and recommendations or otherwise. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

In addition, the market price of our ordinary shares may decline if the integration of the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the business combination on the financial results of the combined company is otherwise not consistent with the expectations of financial analysts or investors.

Future sales of our ordinary shares in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our ordinary shares in the public market or the perception that these sales might occur, could depress the market price of our ordinary shares, and could impair our ability to raise capital through the sale of additional equity securities. As of February 21, 2012, we had 56,243,783 ordinary shares outstanding, all of which shares are eligible for sale in the public market, subject in some cases to the volume limitations and manner of sale and other requirements under Rule 144.

As of February 21, 2012, the holders of up to approximately 12,601,202 ordinary shares, based on shares outstanding as of that date, were entitled to certain rights with respect to the registration of such shares under the Securities Act of 1933, as amended, or the Securities Act, under an amended and restated investor rights agreement that Jazz Pharmaceuticals, Inc. entered into with these holders in June 2007, which we assumed at the closing of the merger. Certain of our executive officers are entitled to rights under the amended and restated investor rights agreement with respect to registration of the ordinary shares acquired on exercise of their stock options. If such holders, by exercising their registration rights or otherwise, sell a large number of shares, the sale could adversely affect the market price of our ordinary shares. If in the future we file a registration statement and include shares held by these holders pursuant to the exercise of their registration rights or otherwise, these sales may impair our ability to raise capital. In addition, we have filed a registration statement on Form S-8 under the Securities Act to register our ordinary shares reserved for issuance under our equity incentive and employee stock purchase plans, and intend to file additional registration statements on Form S-8 to register the shares automatically added each year to the share reserves under these plans.

Pursuant to the terms of an investor rights agreement dated July 7, 2009 Jazz Pharmaceuticals, Inc. entered into in connection with a private placement completed on July 7, 2009, which agreement we assumed at the closing of the merger, we agreed to file a registration statement under the Securities Act registering the resale of 1,895,734 ordinary shares held by the investors in the July 2009 private placement, as well as the 947,867 ordinary shares now underlying the warrants held by such investors. In addition, if we propose to register any of our securities under the Securities Act after February 14, 2012, either for our own account or for the account of others, the investors in the private placement are entitled to notice of the registration and are entitled to include, at our expense, their ordinary shares in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of shares to be included in the registration.

Pursuant to the terms of a registration rights agreement dated January 13, 2012 we entered into with the holders of the Azur Pharma’s outstanding ordinary shares as of that date, we filed a shelf registration statement with the SEC covering the resale of 12,020,616 ordinary shares held by these holders following the closing of the merger to permit these holders to immediately resell their ordinary shares.

In addition, we expect that generally, U.S. holders of Jazz Pharmaceuticals, Inc. should be taxable on gain recognized, if any, on the receipt of our ordinary shares in exchange for Jazz Pharmaceuticals, Inc. common stock in the merger. Since the historic stockholders of Jazz Pharmaceuticals Inc. did not receive any cash in exchange for their shares of Jazz Pharmaceuticals, Inc. common stock in the merger, these holders may choose to sell the ordinary shares they received in the merger to generate cash to satisfy their tax obligations, which could increase the number of our ordinary shares being sold in the public market and the volatility of the price of our ordinary shares.

Our executive officers and directors, together with their respective affiliates, own a significant percentage of our stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of February 21, 2012, our executive officers and directors, together with the shareholders with which our executive officers and directors are affiliated or associated, beneficially owned approximately 43.3% of our ordinary shares. Accordingly, our executive officers and directors, together with their respective affiliates or associates, are likely able to significantly influence the composition of our board of directors, retain the voting power to approve all matters requiring shareholder approval, including mergers and other business combinations and continue to have significant influence over our operations. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market value of our ordinary shares, and may prevent attempts by our shareholders to replace or remove our board of directors or management.

Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.

It may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

As an Irish company, we are governed by the Irish Companies Acts, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.

Provisions of our articles of association could delay or prevent a takeover of us by a third party.

Our articles of association could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the price of our ordinary shares. For example, our articles of association:

•	permit our board of directors to issue one or more series of preferred shares with rights and preferences designated by our board;

•	impose advance notice requirements for shareholder proposals and nominations of directors to be considered at shareholder meetings;

•	stagger the terms of our board of directors into three classes; and

•

require the approval of a supermajority of the voting power of the shares of our share capital entitled to vote generally in the election of directors for shareholders to amend or repeal our articles of association.

These provisions may discourage potential takeover attempts, discourage bids for our ordinary shares at a premium over the market price or adversely affect the market price of, and the voting and other rights of the holders of, our ordinary shares. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors other than the candidates nominated by our board.

We have never declared or paid dividends on our capital stock and we do not anticipate paying dividends in the foreseeable future.

Neither Jazz Pharmaceuticals, Inc. nor Azur Pharma has ever declared or paid any cash dividends. We do not expect to pay dividends in the foreseeable future. We anticipate that we will retain all earnings, if any, to support our operations and our proprietary drug development programs. Even if we propose to pay dividends in the future, we may be unable to do so under Irish law. Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.” Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant. Holders of our ordinary shares must rely on increases in the trading price of their shares for returns on their investment in the foreseeable future.

A transfer of our ordinary shares may be subject to Irish stamp duty.

In certain circumstances, the transfer of shares in an Irish incorporated company will be subject to Irish stamp duty, which is a legal obligation of the buyer. This duty is currently charged at the rate of 1.0% of the price paid or the market value of the shares acquired, if higher. Because our ordinary shares are traded on a recognized stock exchange in the United States, an exemption of this stamp duty is available to transfers by shareholders who hold our ordinary shares beneficially through brokers which in turn hold those shares through the Depositary Trust Company, or DTC, to holders who also hold through DTC. However, a transfer by a record holder who holds our ordinary shares directly in his, her or its own name could be subject to this stamp duty. We, in our absolute discretion and insofar as the Companies Acts or any other applicable law permit, may, or may provide that a subsidiary of ours will, pay Irish stamp duty arising on a transfer of our ordinary shares on behalf of the transferee of such ordinary shares. If stamp duty resulting from the transfer of our ordinary shares which would otherwise be payable by the transferee is paid by us or any of our subsidiaries on behalf of the transferee, then in those circumstances, we will, on our behalf or on behalf of our subsidiary (as the case may be), be entitled to (i) seek reimbursement of the stamp duty from the transferee, (ii) set-off the stamp duty against any dividends payable to the transferee of those ordinary shares and (iii) claim a first and permanent lien on the ordinary shares on which stamp duty has been paid by us or our subsidiary for the amount of stamp duty paid. Our lien shall extend to all dividends paid on those ordinary shares.

Dividends paid by us may be subject to Irish dividend withholding tax.

In certain circumstances, as an Irish tax resident company, we will be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to our shareholders. Shareholders that are resident in the United States, European Union member states (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) generally should not be subject to Irish withholding tax so long as the shareholder has provided its broker, for onward transmission to our qualifying intermediary or other designated agent (in the case of shares held beneficially), or us or our transfer agent (in the case of shares held directly), with all the necessary documentation by the appropriate due date prior to payment of the dividend. However, some shareholders may be subject to withholding tax, which could adversely affect the price of our ordinary shares.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters are located in Dublin, Ireland and our U.S. operations are located in Palo Alto, California and Philadelphia, Pennsylvania. We lease approximately 4,000 square feet of office space in Dublin, Ireland under a lease which expires in October 2029. In Palo Alto, California, we occupy approximately 44,000 square feet of office space under a lease which expires in August 2017. We have the right to extend the term for up to an additional two years. We also occupy approximately 10,000 square feet of office space in Philadelphia, Pennsylvania, under a lease which expires in February 2013.

We believe that our existing properties are in good condition and suitable for the conduct of our business. As we continue to expand our operations, we may need to lease additional or alternative facilities.

Item 3.	Legal Proceedings

On October 18, 2010, Jazz Pharmaceuticals, Inc. received a Paragraph IV Patent Certification notice, or Paragraph IV Certification, from Roxane Laboratories, Inc., or Roxane, that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Xyrem. Roxane’s Paragraph IV Certification alleges that all five patents listed for Xyrem in the FDA’s approved drug products with therapeutic equivalence evaluation documents, or Orange Book, on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by Roxane’s proposed generic product. On November 22, 2010, Jazz Pharmaceuticals, Inc. filed a lawsuit against Roxane in response to Roxane’s Paragraph IV Certification in the United States District Court for the District of New Jersey. Jazz Pharmaceuticals, Inc. is seeking a permanent injunction to prevent Roxane from introducing a generic version of Xyrem. In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Roxane, FDA approval of Roxane’s ANDA will be stayed until the earlier of (i) 30 months from the October 18, 2010 receipt of Roxane’s Paragraph IV certification notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. An additional method of use patent covering the distribution system for Xyrem issued in December 2010 and is listed in the Orange Book, and Jazz Pharmaceuticals, Inc. amended the lawsuit against Roxane on February 4, 2011 to include the additional patent in the litigation in response to Roxane’s Paragraph IV Certification against this patent. An additional method of use patent covering the distribution system for Xyrem issued in February 2011 and is listed in the Orange Book, and Jazz Pharmaceuticals, Inc. amended the lawsuit on May 2, 2011 to include this additional patent in response to Roxane’s Paragraph IV Certification against it. We cannot predict the outcome of this matter.

In August 2009, Jazz Pharmaceuticals, Inc. received a Paragraph IV Certification from Actavis Elizabeth, LLC, or Actavis, advising that Actavis had filed an ANDA with the FDA seeking approval to market a generic version of Luvox CR. In September 2009, Jazz Pharmaceuticals, Inc. received a Paragraph IV Certification notice from Anchen Pharmaceuticals, Inc., now owned by Par Pharmaceutical Companies, Inc., or Anchen, advising that Anchen had filed an ANDA with the FDA seeking approval to market a generic version of Luvox CR. Actavis’ Paragraph IV Certification alleged that the United States patent covering Luvox CR, which is owned by Elan Pharma International Limited, or Elan, which has subsequently transferred its rights to Alkermes Pharma Ireland Limited, or Alkermes, and licensed to us, is invalid on the basis that the inventions claimed therein were obvious. Anchen’s Paragraph IV Certification alleged that the Alkermes patent will not be infringed by Anchen’s manufacture, use or sale of the generic product for which the ANDA was submitted and that the Alkermes patent is invalid on the basis that the inventions claimed therein were obvious. On October 6, 2009, Jazz Pharmaceuticals, Inc. and Elan, as plaintiffs, filed a lawsuit against Actavis, Anchen, and Anchen Incorporated, the parent of Anchen, in the United States District Court for the District of Delaware claiming infringement of the Alkermes patent by the defendants in response to the

Paragraph IV Certifications filed by Actavis and Anchen. On October 14, 2009, Jazz Pharmaceuticals, Inc. and Elan, as plaintiffs, also filed a lawsuit in the United States District Court for the Central District of California against Anchen claiming infringement of the Alkermes patent based upon Anchen’s Paragraph IV Certification. In both cases, the plaintiffs were seeking a permanent injunction that prevented Actavis and Anchen from introducing a generic version of Luvox CR prior to the expiration of the Alkermes patent. On August 25, 2010, Jazz Pharmaceuticals, Inc. and Elan entered into settlement agreements with Anchen. Under the agreements, Jazz Pharmaceuticals, Inc., Elan and Anchen agreed to dismiss all of the claims brought in the litigation without prejudice, Anchen agreed not to contest the validity or enforceability of the Alkermes patent in the United States, and Jazz Pharmaceuticals, Inc., Elan and Anchen agreed to release each other from all claims arising in the litigation or relating to the product Anchen intends to market under its ANDA. In addition, Jazz Pharmaceuticals, Inc. granted a sublicense to Anchen of its rights to have manufactured, market and sell a generic version of Luvox CR in the United States. The sublicense is non-transferable, non-sublicensable and royalty-free and is exclusive even as to Jazz Pharmaceuticals, Inc. and Alkermes (except with respect to Luvox CR) for a period of time. The sublicense will commence on February 15, 2013 or earlier upon the occurrence of certain events. On October 5, 2010, the United States District Court for the Central District of California dismissed the case against Elan without prejudice. On the same date, the United States District Court for the District of Delaware also dismissed the case against Anchen without prejudice. The lawsuit against Actavis is pending in the United States District Court for the District of Delaware. The court has scheduled a Markman hearing for July 24, 2012 and a pretrial conference for March 5, 2013. We cannot predict or determine the outcome of this matter. On September 10, 2011, Jazz Pharmaceuticals, Inc. received a Paragraph IV Certification from Torrent Pharma Limited, or Torrent, advising that it had filed an ANDA with the FDA requesting approval to market a generic version of Luvox CR. Torrent’s Paragraph IV Certification alleges that the Alkermes patent will not be infringed by the manufacture, use, sale or offer for sale of the generic product for which the ANDA was submitted and that the Alkermes patent is invalid. On October 21, 2011, Jazz Pharmaceuticals, Inc. and Alkermes, as plaintiffs, filed a lawsuit against Torrent in the United States District Court for the District of Delaware asserting infringement of the Alkermes patent by Torrent in response to Torrent’s Paragraph IV Certification. Jazz Pharmaceuticals, Inc. is seeking a permanent injunction that prevents Torrent from introducing a generic version of Luvox CR prior to the expiration of the 462 patent. We cannot predict the outcome of this litigation.

Azur Pharma received Paragraph IV Certifications from three generics manufacturers indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo LD: Barr Laboratories, Inc.’s notice, dated July 11, 2008; Novel Laboratories, Inc.’s notice, dated October 16, 2008; and Mylan Pharmaceuticals, Inc.’s notice, dated June 17, 2010. Each alleged that all of Azur Pharma’s licensed patents listed for FazaClo LD in the Orange Book on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by the proposed generic product. Azur Pharma and CIMA filed a lawsuit in response to each certification claiming infringement based on such certification: against Barr Laboratories, Inc. on August 21, 2008; against Novel Laboratories, Inc. on November 25, 2008, and against Mylan Pharmaceuticals, Inc. on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr Laboratories, entered into an agreement settling the patent litigation and granted a sublicense of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD. The sublicenses will commence in July 2012 and May 2015 for FazaClo LD and FazaClo HD, respectively, or earlier upon the occurrence of certain events. In August 2011, Azur Pharma received a Paragraph IV Certification from Teva advising that Teva has filed an ANDA with the FDA seeking approval to market a generic version of FazaClo HD. As noted above, FazaClo HD was covered in the July 2011 settlement agreement with Teva. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc.

On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir, in California Superior Court in the County of Los Angeles. The complaint, among other things, alleges that Azur Pharma and its subsidiary breached certain contractual obligations relating to contingent payments in respect of FazaClo. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations owing to Dr. Cutler and certain other persons in relation to FazaClo. The complaint further alleges that certain contingent payments are due because sales thresholds have been achieved, entitling him to either $10.5 million or $25.0 million, plus unspecified punitive damages and attorneys’ fees. Azur Pharma denied the allegations in the complaint, moved to quash the summons for lack of jurisdiction by the California state court, and requested that the court send the dispute to arbitration under the contract under which Azur Pharma was sued. The litigation is in the early stages. We intend to vigorously defend ourselves in connection with this litigation; however, this, like all litigation, carries certain risks and there can be no assurance of the outcome.

From time to time we are involved in legal proceedings arising in the ordinary course of business. We believe there is no other litigation pending that could have, individually or in the aggregate, a material adverse effect on our results of operations or financial condition.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Prior to the merger, there was no public market for our ordinary shares. As a result of the merger, all of the shares of Jazz Pharmaceuticals, Inc. common stock issued and outstanding immediately prior to the effective time of the merger were canceled and automatically converted into and became the right to receive our ordinary shares on a one-for-one basis, and Jazz Pharmaceuticals, Inc. became a wholly-owned subsidiary of Jazz Pharmaceuticals plc. Our ordinary shares began trading on The NASDAQ Global Select Market under the trading symbol “JAZZ” on January 18, 2012.

Prior to January 18, 2012, the common stock of Jazz Pharmaceuticals, Inc. was traded on The NASDAQ Global Select Market (or The NASDAQ Global Market prior to January 3, 2012) under the trading symbol “JAZZ”. For information about trading prices for the common stock of Jazz Pharmaceuticals, Inc. on The NASDAQ Global Market from January 1, 2010 through December 31, 2011 see the separate Annual Report on Form 10-K for the year ended December 31, 2011 filed on behalf of and as successor to Jazz Pharmaceuticals Inc. with the Securities and Exchange Commission (Commission File No. 001-33500).

On February 21, 2012, the last reported sales price per share of our ordinary shares was $46.91 per share.

Holders of Ordinary Shares

As of February 21, 2012, there were five holders of record of our ordinary shares. Because many of our ordinary shares are held by brokers, nominees and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

Neither Jazz Pharmaceuticals, Inc. nor Azur Pharma has ever declared or paid any cash dividends and we do not presently plan to pay cash dividends in the foreseeable future. Under Irish law, dividends may only be paid, and share repurchases and redemptions must generally be funded only out of, “distributable reserves.” Any future determination as to the payment of dividends will, subject to Irish legal requirements, be at the sole discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements and other factors our board of directors deems relevant.

Irish Restrictions on Import and Export of Capital

Except as indicated below, there are no restrictions on non-residents of Ireland dealing in Irish domestic securities, which includes ordinary shares of Irish companies. Dividends and redemption proceeds also continue to be freely transferable to non-resident holders of such securities. The Financial Transfers Act, 1992 gives power to the Minister for Finance of Ireland to restrict financial transfers between Ireland and other countries and persons. Financial transfers are broadly defined and include all transfers that would be movements of capital or payments within the meaning of the treaties governing the member states of the European Union. The acquisition or disposal of interests in shares issued by an Irish incorporated company and associated payments falls within this definition. In addition, dividends or payments on redemption or purchase of shares and payments on a liquidation of an Irish incorporated company would fall within this definition. At present the Financial Transfers Act, 1992 prohibits financial transfers involving the late Slobodan Milosevic and associated persons, Burma (Myanmar), Belarus, certain persons indicted by the International Criminal Tribunal for the former Yugoslavia, the late Osama bin Laden, Al-Qaida, the Taliban of Afghanistan, Democratic Republic of Congo, Democratic People’s Republic of Korea (North Korea), Iran, Iraq, Côte d’Ivoire, Lebanon, Liberia, Zimbabwe, Sudan, Somalia, Republic of Guinea, Afghanistan, Egypt, Eritrea, Libya, Syria, Tunisia, certain known terrorists and terrorist groups, and countries that harbor certain terrorist groups, without the prior permission of the Central Bank of Ireland.

Any transfer of, or payment in respect of, a share or interest in a share involving the government of any country that is currently the subject of United Nations sanctions, any person or body controlled by any of the foregoing, or by any person acting on behalf of the foregoing, may be subject to restrictions pursuant to such sanctions as implemented into Irish law.

Irish Taxes Applicable to U.S. Holders

Withholding and Income Tax on Dividends. While we have no current plans to pay dividends, dividends on our ordinary shares would generally be subject to Irish dividend withholding tax, or DWT, at the standard rate of income tax (currently 20%), unless an exemption applies. Dividends on our ordinary shares that are owned by residents of the United States and held beneficially through the Depositary Trust Company, or DTC, will not be subject to DWT provided that the address of the beneficial owner of the ordinary shares in the records of the broker is in the United States.

Dividends on our ordinary shares that are owned by residents of the United States and held directly would be paid on or before one year after the “relevant date” (defined below) without any DWT if the shareholder held shares of Jazz Pharmaceuticals, Inc.

common stock on December 12, 2011, the date on which it was publicly announced that the last Jazz Pharmaceuticals, Inc. stockholder vote approving the merger had passed, which is referred to as the “relevant date,” and has provided a valid Form W-9 showing a U.S. address or a valid U.S. taxpayer identification number to our transfer agent or if the shareholder did not hold shares of Jazz Pharmaceuticals, Inc. common stock on the relevant date and has provided the appropriate Irish dividend withholding tax forms to our transfer agent, in either case, by the due date to be determined by us before the record date for the first dividend to which the shareholder is entitled.

In addition, all shareholders who hold their ordinary shares directly and who are residents of the United States (regardless of when such shareholders acquired their ordinary shares) must complete the appropriate Irish DWT forms in order to receive dividends paid later than one year after the relevant date without DWT. Such shareholders must provide the appropriate Irish forms to their brokers (so that such brokers can further transmit the relevant information to our qualifying intermediary) before the record date for the first dividend paid later than one year after the relevant date (in the case of ordinary shares held beneficially), or to our transfer agent by the due date to be determined by us before such record date (in the case of ordinary shares held directly).

If any shareholder who is resident in the United States receives a dividend subject to DWT, he or she should generally be able to make an application for a refund from the Irish Revenue Commissioners on the prescribed form.

Irish income tax (if any) may arise in respect of dividends paid by us. However, a shareholder who is neither resident nor ordinarily resident in Ireland and who is entitled to an exemption from DWT, generally has no liability for Irish income tax or to the universal social charge on a dividend from us unless he or she holds his or her ordinary shares through a branch or agency in Ireland which carries out a trade on his or her behalf.

While the U.S./Ireland Double Tax Treaty contains provisions regarding withholding, due to the wide scope of the exemptions from DWT available under Irish domestic law, it would generally be unnecessary for a U.S. resident shareholder to rely on the treaty provisions.

Capital Acquisitions Tax. Irish capital acquisitions tax, or CAT, is comprised principally of gift tax and inheritance tax. CAT could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares are regarded as property situated in Ireland as our share register must be held in Ireland. The person who receives the gift or inheritance has primary liability for CAT.

CAT is levied at a rate of 30% above certain tax-free thresholds. The appropriate tax-free threshold is dependent upon (i) the relationship between the donor and the donee and (ii) the aggregation of the values of previous gifts and inheritances received by the donee from persons within the same category of relationship for CAT purposes. Gifts and inheritances passing between spouses are exempt from CAT. Our shareholders should consult their own tax advisers as to whether CAT is creditable or deductible in computing any domestic tax liabilities.

Stamp Duty. Irish stamp duty (if any) may become payable in respect of ordinary share transfers. However, a transfer of our ordinary shares from a seller who holds shares through DTC to a buyer who holds the acquired shares through DTC will not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds ordinary shares outside of DTC to any buyer, or (ii) by a seller who holds the ordinary shares through DTC to a buyer who holds the acquired ordinary shares outside of DTC, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the ordinary shares acquired, if greater). The person accountable for payment of stamp duty is the buyer or, in the case of a transfer by way of a gift or for less than market value, all parties to the transfer.

A shareholder who holds ordinary shares outside of DTC may transfer those ordinary shares into DTC without giving rise to Irish stamp duty provided that the shareholder would be the beneficial owner of the related book-entry interest in those ordinary shares recorded in the systems of DTC (and in exactly the same proportions) as a result of the transfer and at the time of the transfer into DTC there is no sale of those book-entry interests to a third party being contemplated by the shareholder. Similarly, a shareholder who holds ordinary shares through DTC may transfer those ordinary shares out of DTC without giving rise to Irish stamp duty provided that the shareholder would be the beneficial owner of the ordinary shares (and in exactly the same proportions) as a result of the transfer, and at the time of the transfer out of DTC there is no sale of those ordinary shares to a third party being contemplated by the shareholder. In order for the share registrar to be satisfied as to the application of this Irish stamp duty treatment where relevant, the shareholder must confirm to us that the shareholder would be the beneficial owner of the related book-entry interest in those ordinary shares recorded in the systems of DTC (and in exactly the same proportions) (or vice-versa) as a result of the transfer and there is no agreement for the sale of the related book-entry interest or the ordinary shares or an interest in the ordinary shares, as the case may be, by the shareholder to a third party being contemplated.

Capital Reorganization; Other Issuances

On October 13, 2011, Azur Pharma effected a capital reorganization. Immediately prior to the reorganization, Azur Pharma’s 41,666,667 ordinary shares then in issue were denominated in Euro. Pursuant to this reorganization, Azur Pharma created a new class of ordinary shares denominated in U.S. dollars, and an amount of Azur Pharma’s share premium account was capitalized and issued to the Azur Pharma shareholders pro rata to their existing holdings by way of a bonus issue of 41,666,667 ordinary shares denominated in U.S. dollars. The 41,666,667 ordinary shares denominated in Euro then in issue were then redesignated as Euro deferred shares, of which 37,666,667 were acquired by Azur Pharma for no consideration. The balance of the Euro deferred shares remain outstanding solely in order to satisfy the statutory minimum of Euro-denominated share capital required for a public limited company incorporated in Ireland. We do not believe that the bonus issue of U.S. dollar-denominated ordinary shares constituted a sale of securities because no value was given for the issuance of those shares. If the bonus issue of those shares in combination with the cancellation of a portion of Azur Pharma’s then existing Euro denominated ordinary share capital did constitute a sale of securities, it would have been exempt from registration under Section 3(a)(9) of the Securities Act as an exchange of securities by Azur Pharma with its existing shareholders where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

During the year ended December 31, 2011, Azur Pharma granted share options under its share option plan to purchase an aggregate of 289,250 ordinary shares its employees at exercise prices ranging from €2.50 to €2.80 per share. We believe that the share option grants were exempt from registration under the Securities Act under either Rule 701 (in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701) or Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

Item 6.	Selected Financial Data

The following selected consolidated financial data reflects the consolidated results of operations and financial position of Azur Pharma as of and for the years presented herein. Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes and the merger transaction is being accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the historical financial statements of Jazz Pharmaceuticals, Inc. prior to the effective time of the merger on January 18, 2012 became our historical financial statements. Notwithstanding that accounting treatment, the consolidated financial statements included in this Annual Report on Form 10-K are those of Azur Pharma, not Jazz Pharmaceuticals, Inc., because this Annual Report on Form 10-K covers the last fiscal year of Azur Pharma and the merger was consummated after the end of the period covered by this Annual Report on Form 10-K. Accordingly, the results of operations and financial position of Azur Pharma as reported herein are not indicative of the future results of operations and financial position of the combined company. Investors should review the separate Annual Report on Form 10-K for the year ended December 31, 2011 that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the Securities and Exchange Commission (Commission File No. 001-33500) for information regarding the historical results of operations and financial condition of Jazz Pharmaceuticals, Inc.

The following selected consolidated financial data should be read together with the consolidated financial statements of Azur Pharma and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements of Azur Pharma and the accompanying notes.

The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 are derived from Azur Pharma’s audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 2008 and 2007, and the selected consolidated balance sheet data as of December 31, 2009, 2008, and 2007 are derived from Azur Pharma’s unaudited consolidated financial statements not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:

Revenues:
Product sales, net	$94,243	$83,199	$66,742	$56,815	$23,911

Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	15,172	19,339	18,343	13,603	6,789
Selling, general and administrative	47,472	37,026	30,323	32,375	19,592
Research and development	6,789	2,100	8,044	4,153	282
Amortization of intangible assets	11,946	16,200	14,627	10,036	4,639

Total operating expenses	81,379	74,665	71,337	60,167	31,302

Income (loss) from operations	12,864	8,534	(4,595)	(3,352)	(7,391)

Interest income and other	37	71	48	664	2,889
Gain (loss) on ratchet shares	9,430	(2,208)	(1,531)	99	109
Interest expense and other	(468)	(468)	(248)	(19)	(16)

Income (loss) before provision for income tax expense	21,863	5,929	(6,326)	(2,608)	(4,409)

Provision for income tax expense	1,251	217	264	305	128

Net income (loss)	$20,612	$5,712	$(6,590)	$(2,913)	$(4,537)

Net income (loss) per ordinary share:
Basic	$0.49	$0.14	$(0.16)	$(0.07)	$(0.13)

Diluted	$0.49	$0.14	$(0.16)	$(0.07)	$(0.13)

Weighted-average ordinary shares used in computing net income (loss) per share:
Basic	41,667	41,667	41,667	41,667	34,839

Diluted	41,667	41,667	41,667	41,667	34,839

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$80,348	$70,234	$43,314	$24,223	$30,634
Working capital	55,313	44,319	28,047	20,672	31,081
Total assets	152,577	141,922	112,207	106,791	100,966
Short-term debt	—	5,000	2,500	—	—
Retained earnings (accumulated deficit)	14,764	(5,848)	(11,560)	(4,970)	(2,057)
Total shareholders’ equity	100,005	79,393	73,681	80,271	83,183

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of Azur Pharma and notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Part I Item 1A “Risk Factors” included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends.

The Merger

On January 18, 2012 pursuant to an Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, as amended, or the merger agreement, Jaguar Merger Sub Inc., a wholly-owned subsidiary of Jazz Pharmaceuticals plc (formerly known as Azur Pharma Public Limited Company) merged with and into Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. surviving the merger and becoming a wholly-owned subsidiary of Jazz Pharmaceuticals plc, which merger is referred to herein as the merger.

Pursuant to the merger agreement, Azur Pharma changed its name to Jazz Pharmaceuticals plc and each share of the common stock of Jazz Pharmaceuticals, Inc. issued and outstanding immediately prior to the effective time of the merger was canceled and automatically converted into and became the right to receive one ordinary share of Jazz Pharmaceuticals plc. Immediately after giving effect to the issuance of our ordinary shares to the former stockholders of Jazz Pharmaceuticals, Inc. in the merger, approximately 78% of our ordinary shares were held by the former stockholders of Jazz Pharmaceuticals, Inc. and the remaining 22% of our ordinary shares outstanding immediately after giving effect to the merger were held by persons and entities who acquired our ordinary shares prior to the merger. The ordinary shares of Jazz Pharmaceuticals plc trade on the same exchange, The NASDAQ Global Select Market, and under the trading symbol “JAZZ,” which was the symbol of Jazz Pharmaceuticals, Inc. common stock prior to the merger. We are considered to be the successor to Jazz Pharmaceuticals, Inc. for certain purposes under both the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes, and the merger is being accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the historical financial statements of Jazz Pharmaceuticals, Inc. prior to the effective time of the merger on January 18, 2012 became our historical financial statements. Notwithstanding that accounting treatment, the consolidated financial statements included in this Annual Report on Form 10-K covers the last fiscal year of Azur Pharma as the merger was consummated after the end of the period covered by this Annual Report on Form 10-K. Accordingly, the results of operations and financial position of Azur Pharma as reported herein are not indicative of the future results of operations and financial position of the combined company. Investors should review the separate Annual Report on Form 10-K for the year ended December 31, 2011 that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the Securities and Exchange Commission (Commission File No. 001-33500) for information regarding the historical results of the operations and financial condition of Jazz Pharmaceuticals, Inc.

Unless otherwise indicated or the context indicates otherwise, all references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “Jazz Pharmaceuticals,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger on January 18, 2012. The historical financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of Azur Pharma prior to the merger, not that of Jazz Pharmaceuticals, Inc.

Overview

Jazz Pharmaceuticals plc

We are a specialty biopharmaceutical company focused on the identification, development and commercialization of pharmaceutical products to meet important unmet medical needs in focused therapeutic areas. Our marketed products include Xyrem (sodium oxybate oral solution), which is the only product approved by the United States Food and Drug Administration, or FDA, for the treatment of both cataplexy and excessive daytime sleepiness in patients with narcolepsy; our psychiatry products, FazaClo (clozapine, USP) LD and FazaClo HD, orally disintegrating clozapine tablets indicated for treatment resistant schizophrenia, and Luvox CR (fluvoxamine maleate) marketed for the treatment of obsessive compulsive disorder; Prialt (ziconotide intrathecal injection), the only non-opioid intrathecal analgesic indicated for refractory severe chronic pain; and a portfolio of women’s health and other products led by Elestrin (estradiol gel 0.06%), indicated for the treatment of moderate to severe vasomotor symptoms associated with menopause.

While we have a more diversified product portfolio as a result of the merger, Xyrem continues to be our largest selling product. As a result, we continue to place a high priority on growing sales of Xyrem in its approved indications and enforcing our intellectual property rights. Our ability to maintain or increase Xyrem product sales is subject to a number of risks and uncertainties, as set forth in Part I Item 1A of this Annual Report on Form 10-K. We plan to leverage the commercial, medical and scientific experience of the combined enterprise resulting from the merger in maximizing the potential of our other products and product candidates.

As noted above, the historical financial information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of Azur Pharma, not that of Jazz Pharmaceuticals, Inc.

Historic Business of Azur Pharma

Prior to the merger, Azur Pharma was a specialty pharmaceutical company engaged in the acquisition, development and commercialization of therapeutic products for the central nervous system (including pain and psychiatry) and women’s health therapeutic areas. Azur Pharma’s lead marketed products were FazaClo LD, FazaClo HD, and Prialt. Azur Pharma also marketed several women’s health products, including Elestrin, and Natelle and Gesticare, prescription prenatal vitamins franchises. Azur Pharma had a portfolio of non-promoted products including Gastrocrom (cromolyn sodium) oral concentrate, Urelle (urinary antiseptic), Niravam (orally disintegrating tablet presentation of alprazolam), Parcopa (orally disintegrating tablet presentation of carbidopa/levodopa) and AVC (sulfanilamide cream). Azur Pharma generated revenue through product sales, primarily to wholesale distributors, and marketed its products through direct sales forces.

Since Azur Pharma was formed in 2005, Azur Pharma completed several strategic transactions that impacted its results of operations, including the following:

•	In January 2006, Azur Pharma acquired Gastrocrom from UCB Inc., or UCB.

•	In February 2007, Azur Pharma acquired the assets of Pharmelle LLC, or Pharmelle, which included the rights to Natelle and Urelle.

•	In August 2007, Azur Pharma acquired the rights to FazaClo from Avanir Pharmaceuticals.

•	In September 2008, Azur Pharma licensed the rights to Parcopa and Niravam from UCB and Schwarz Pharma Limited.

•	In October 2008, Azur Pharma entered into a license and development agreement with Alkermes Pharma Ireland Limited, or Alkermes, for Clozapine QD.

•	In December 2008, Azur Pharma licensed the rights to Elestrin from BioSante Pharmaceuticals, Inc.

•

In 2008, Azur Pharma commenced development of higher strength dosages of FazaClo. These new higher dosage strengths, or FazaClo HD, were approved by the FDA in July 2010 and launched in September 2010.

•	In February 2010, Azur Pharma entered into a license and development agreement with Douglas Pharmaceuticals America Limited, or Douglas, for the U.S. rights to Clozapine OS.

•

In May 2010, Azur Pharma acquired worldwide rights to Prialt from Elan Pharmaceuticals, Inc., or Elan, excluding those territories licensed by Elan to Eisai Co. Limited, or Eisai, which consist of 34 countries outside of the U.S., mainly in Europe.

Azur Pharma’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Azur Pharma’s consolidated financial statements are presented in U.S. dollars, the functional currency of Azur Pharma. For additional information regarding the basis of preparation, please refer to Note 2 to the audited consolidated financial statements of Azur Pharma, which are included elsewhere in this Annual Report on Form 10-K.

Unless otherwise indicated or the context indicates otherwise, the following discussions of historical results of operations, cash flows information, and contractual obligations are that of Azur Pharma prior to the merger.

Results of Operations

The following table represents revenues and expenses for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	2011	Change	2010	Change	2009
Product sales, net	$94,243	13%	$83,199	25%	$66,742
Prialt	20,600	60%	12,852	N/M [1]	—
FazaClo LD	30,105	(13%)	34,555	1%	34,189
FazaClo HD	8,681	212%	2,780	N/M [1]	—
Women’s Health / Other	34,857	6%	33,012	1%	32,553
Cost of product sales (excluding amortization of acquired developed technologies)	15,172	(22%)	19,339	5%	18,343
Selling, general and administrative	47,472	28%	37,026	22%	30,323
Research and development	6,789	223%	2,100	(74%)	8,044
Amortization of intangible assets	11,946	(26%)	16,200	11%	14,627
Interest income and other	37	(48%)	71	48%	48
Gain (loss) on ratchet shares	9,430	N/M [1]	(2,208)	44%	(1,531)
Interest expense and other	(468)	0%	(468)	89%	(248)
Provision for income tax expense	1,251	476%	217	(18%)	264

(1)	Percentages not considered meaningful

Product Sales, Net

Product sales consisted of sales of pharmaceutical products to third party customers, primarily wholesalers, as adjusted for discounts and allowances including chargebacks, Medicaid and Medicare rebates, cash discounts, wholesaler fees, sales returns, and other adjustments.

Product sales for the year ended December 31, 2011 increased by $11.0 million from the same period in 2010, substantially due to increased revenue from Prialt and to a lesser extent, increased revenue from the women’s health products Elestrin and Urelle, offset in part by decreased revenue from prenatal vitamins. FazaClo HD was launched in September 2010. The increase in Fazaclo HD revenue was offset in part by a decrease in FazaClo LD revenue. Prialt revenue increased by $7.7 million due to the inclusion of revenue for the product for the entire twelve months of 2011 compared to eight months in 2010 as the rights to Prialt were acquired by Azur Pharma in May 2010. Elestrin revenue increased by $3.1 million primarily due to volume growth and Urelle revenue increased by $2.2 million due to price increases.

Product sales for the year ended December 31, 2010 increased by $16.5 million from the same period in 2009, primarily due to revenue from Prialt, which was acquired in May 2010, resulting in revenue of $12.9 million, revenue from FazaClo HD, which was launched in September 2010 with revenue of $2.8 million, and increases in revenue from certain women’s health products, primarily Elestrin ($2.2 million) and Urelle ($2.8 million). Revenue from Elestrin increased due to growth in volume, while Urelle revenue increased due to price increases and to a lesser extent growth in volume. These increases were offset in part by lower revenue from other central nervous system products of $3.8 million, primarily due to a decrease in revenue from Parcopa and Niravam resulting from generic competition to these products.

Cost of Product Sales

Cost of product sales decreased by $4.2 million during the year ended December 31, 2011 compared to the same period in 2010. This decrease was largely due to a reduction in the provision for excess and obsolete inventory of $2.1 million and a reduction in royalty costs of $1.9 million. The reduction in royalty costs were associated with lower royalties paid on Urelle due to a contract renegotiation.

The gross margin increased from 77% for the year ended December 31, 2010 to 84% for the year ended December 31, 2011 due to improvements in the cost of product sales as noted above, price increases on certain products, and increased revenue from higher margin products, principally Prialt.

Cost of product sales increased by $1.0 million during the year ended December 31, 2010 compared to the same period in 2009. The increase was largely due to an increase in royalty costs of $1.7 million arising from growth in product sales. Additional costs of $0.8 million were incurred in 2010 due to a packaging change for Elestrin. This increase in costs was offset by a reduction in the provision for excess and obsolete inventory of $1.1 million.

The gross margin increased from 73% for the year ended December 31, 2009 to 77% for the year ended December 31, 2010 due to increased revenue from higher margin products, principally Prialt, and price increases on certain products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consisted primarily of salaries and related costs for personnel in sales and marketing, executive, finance, business development and internal support functions, facility costs, professional fees for legal, consulting and accounting services, and promotional and advertising costs.

Selling, general and administrative expenses increased by $10.4 million during the year ended December 31, 2011 compared to the same period in 2010. This increase was primarily due to increased legal and consultancy costs of $4.0 million associated with the merger, and an increase in sales and marketing related expenses of $4.2 million, due primarily to higher field sales headcount and personnel costs of $3.9 million. The increase of $3.9 million in personnel costs was primarily due to an increase in Prialt field sales and medical affairs expenses which were recognized for the twelve month period compared to eight months of the comparable period in 2010.

Selling, general and administrative expenses increased by $6.7 million during the year ended December 31, 2010 compared to the same period in 2009. The increase was mainly due to payroll and related costs, which increased by $5.6 million, as a result of increased headcount. The acquisition of Prialt in May 2010 led to an increased sales force in addition to increased headcount for support functions.

Research and Development Expenses

Research and development expenses consisted of expenses incurred in identifying, developing and testing product candidates. These expenses consisted primarily of fees paid to contract research organizations and other third parties to assist in managing, monitoring and analyzing results from clinical trials, costs of contract manufacturing services, and fees paid to third parties for development candidates or drug delivery or formulation technologies. Research and development costs were expensed as incurred, including payments made under license agreements.

Research and development expenses increased by $4.7 million during the year ended December 31, 2011 compared to the same period in 2010, primarily due to increased development activity related to Azur Pharma’s Clozapine QD development project. Research and development expenses decreased by $5.9 million during the year ended December 31, 2010 compared to the same period in 2009 due to lower development expenses for FazaClo HD and Clozapine QD.

Amortization of Intangible Assets

Intangible assets consisted primarily of purchased developed technology and trademarks. Intangible assets were amortized on a straight-line basis over their estimated useful lives, which ranged from 6.5 to 10 years. The intangible amortization charge decreased by $4.3 million during the year ended December 31, 2011 compared to the same period in 2010. The intangible amortization charge relating to Parcopa and Niravam decreased by $5.0 million as the intangible asset was fully amortized in 2010, which was partially offset by an increase in the intangible amortization charge relating to Prialt of $0.5 million. The increase in the amortization charge relating to Prialt was due to twelve months of amortization in 2011 compared to eight months for the same period in 2010.

The intangible amortization charge increased by $1.6 million during the year ended December 31, 2010 compared to the same period in 2009, primarily due to the acquisition of Prialt in May 2010, resulting in a higher intangible amortization charge of $1.1 million.

Interest Income and Other

Interest income and other income consisted of interest earned on cash and cash equivalents. The changes in interest income for the years ended December 31, 2011, 2010 and 2009 were insignificant.

Gain (Loss) Ratchet Shares

Ratchet shares were ordinary shares issuable by Azur Pharma pursuant to rights granted to certain investors to receive additional ordinary shares in the event that the internal rate of return on their investment in Azur Pharma was less than a threshold level on the occurrence of an exit event, which was defined as a sale of 75% or more of the ordinary shares of Azur Pharma in issue, the listing or admission of Azur Pharma’s ordinary shares on a specified stock exchange or a regulated securities market or a disposition of proceeds from a sale of all or a material amount of the assets of Azur Pharma. Ratchet shares were accounted for on the consolidated balance sheet as a liability, at the initial estimate of fair value, which was remeasured at each balance sheet date.

The gain on ratchet shares was $9.4 million during the year ended December 31, 2011 compared to losses of $2.2 million and $1.5 million for the same periods in 2010 and 2009, respectively. The gain arose from the full reversal of the ratchet share liability as it was deemed probable that no ratchet shares would be issued. The ratchet share liability was extinguished upon the closing of the merger on January 18, 2012 and no ratchet shares were issued.

Interest Expense and Other

Interest expense and other consisted of interest paid and payable on borrowings calculated using the effective interest rate method, unwinding of discount on deferred consideration, and foreign currency exchange losses recognized as a result of the remeasurement of non-U.S. dollar denominated balances.

The changes in interest expense and other for years ended December 31, 2011 and 2010 were insignificant. Interest expense and other increased by $0.2 million to $0.5 million during the year ended December 31, 2010 compared to the same period in 2009 due to a higher interest expense resulting from a higher balance under Azur Pharma’s credit facility in 2010. In 2009, Azur Pharma entered into a credit facility and borrowed $2.5 million with a further drawdown of $2.5 million (total $5.0 million) in 2010. The credit facility was repaid in October 2011.

Provision for Income Tax Expense

The provision for income tax expense was $1.3 million during the year ended December 31, 2011 compared to $0.2 million for the same period in 2010. The increase in the provision for income tax expense was due to increased profitability in certain jurisdictions in which Azur Pharma operates. The changes in the provision for income tax expense for years ended December 31, 2010 and 2009 were insignificant.

Liquidity and Capital Resources

Azur Pharma generated cash flows from operations of $15.9 million and $32.5 million during the years ended December 31, 2011 and 2010, respectively. Azur Pharma’s cash and cash equivalents were $80.3 million at December 31, 2011, of which $79.6 million was held in U.S. dollars. At December 31, 2011, Azur Pharma had deferred consideration payable of $11.9 million, all of which is payable during the twelve months ending December 31, 2012, which relates to deferred payments due to Elan for the acquisition of Prialt. We are also obligated to pay up to a maximum aggregate amount of $120 million in contingent payments in connection with Azur Pharma’s acquisition of Prialt if certain net sales milestones are achieved (in addition to a tiered royalty payment on net sales). In addition, a $11.5 million fee payable to an investment bank contingent upon the successful completion of the merger was paid in January 2012.

On a combined company basis, we believe that our existing cash balances and cash we expect to generate from operations will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product sales and expenses as well as the other factors set forth in Part I Item 1A of this Annual Report on Form 10-K under the headings “Xyrem is our largest selling product, and, if we are not able to maintain or increase sales of Xyrem, it would have a material adverse effect on our business, financial condition, results of operations and growth prospects” and “To grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business.” Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash resources which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.

To grow our business over the longer-term, we will need to commit substantial resources to product acquisition and in-licensing costs, to expensive and time-consuming product development and clinical trials of our product candidates, and to expanding our commercial operations. We may need to raise additional funds to license or acquire additional products, product candidates or companies or seek to raise additional funds for general corporate purposes. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders.

The following table shows a summary of Azur Pharma’s cash flows for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$15,935	$32,495	$19,136
Net cash used in investing activities	(821)	(8,075)	(2,545)
Net cash (used in) provided by financing activities	(5,000)	2,500	2,500

Net increase in cash and cash equivalents	$10,114	$26,920	$19,091

Net cash provided by operating activities—Years 2011, 2010 and 2009

During each of the years ending December 31, 2011, 2010 and 2009, net cash provided by operating activities primarily reflected Azur Pharma’s net income or loss, adjusted for non-cash items including depreciation, amortization of intangible assets, unrealized gain (loss) on ratchet shares and movements in working capital.

Net cash provided by operating activities decreased by $16.6 million during the year ended December 31, 2011 compared to the same period in 2010, primarily due to an increase in working capital investment of $13.5 million.

Net cash provided by operating activities increased by $13.4 million during the year ended December 31, 2010 compared to the same period in 2009, primarily due to increased revenues and operating profits.

Net cash used in investing activities—Years 2011, 2010 and 2009

During each of the years ending December 31, 2011, 2010 and 2009, net cash used in investing activities was primarily due to the acquisition costs of marketed products in addition to the acquisition costs for licensed products and, to a lesser extent, purchases of property and equipment.

Net cash used in investing activities during the year ended December 31, 2011 consisted of $0.8 million of consideration paid in respect of FazaClo and the Pharmelle assets.

Net cash used in investing activities during the year ended December 31, 2010 of $8.1 million included $4.7 million paid to Elan for the acquisition of the rights to Prialt, $1.1 million of consideration paid in respect of FazaClo and the Pharmelle assets, $2.1 million of consideration paid relating to Elestrin, and the purchase of property and equipment of $0.2 million.

Net cash used in investing activities during the year ended December 31, 2009 of $2.5 million included $1.0 million of consideration paid relating to Elestrin, $1.3 million of consideration paid in respect of the FazaClo and the Pharmelle assets, and the purchase of property and equipment of $0.2 million.

Net cash (used in) provided by financing activities—Years 2011, 2010 and 2009

Net cash used in financing activities during the year ended December 31, 2011 consisted of the repayment of $5.0 million for the full principal amount outstanding under Azur Pharma’s credit facility, which was repaid in October 2011. During the years ended December 31, 2010 and 2009, cash was provided by financing activities from drawing down on the credit facility.

As of December 31, 2011, total cash and cash equivalents were $80.3 million (2010: $70.2 million) which included $79.8 million (2010: $69.7 million) that was held by foreign subsidiaries in the following jurisdictions:

	December 31,
	2011	2010
	(In thousands)
United States	$38,321	$27,201
Bermuda	41,479	42,525

Total	$79,800	$69,726

There are currently no restrictions that would have a material adverse impact on the parent company or consolidated liquidity of Azur Pharma in relation to the intercompany transfer of cash held by foreign subsidiaries. No taxes have been provided for the unremitted earnings of foreign subsidiaries as any tax basis differences relating to investments in these overseas subsidiaries are considered to be permanent in duration.

Contractual Obligations

The table below presents a summary of Azur Pharma’s contractual obligations as of December 31, 2011. This table does not include the $11.5 million fee payable to an investment bank contingent upon the successful completion of the merger, which was paid in January 2012.

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Contractual Obligations
Operating lease obligations ¹	$5,255	$742	$549	$536	$3,428
Purchase obligations ²	12,000	12,000	—	—	—

	$17,255	$12,742	$549	$536	$3,428

¹	Includes the minimum lease payments for Azur Pharma’s office buildings in Dublin and Philadelphia and automobile lease payments for Azur Pharma’s sales force.
²	Milestone or royalty payments or contractual payment obligations were not included in the table above if the amount and timing of such obligations was unknown or uncertain.

Critical Accounting Policies and Significant Estimates

A critical accounting policy is one that is both important to the portrayal of Azur Pharma’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While Azur Pharma’s significant accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K, Azur Pharma considered the following accounting estimates and policies to be critical.

Revenue Recognition

Product sales represented the sale of pharmaceuticals to wholesalers. Azur Pharma recognized revenue from the sale of its products when there was persuasive evidence that an arrangement existed, delivery had occurred, which usually happened upon transfer of title, the price was fixed or determinable, and collectability was reasonably assured.

Revenues were recorded net of estimated allowances for returns, wholesaler fees, prompt payment discounts, government rebates, government chargebacks, patient rebates and rebates under managed care plans. Calculating certain of these items involved estimates and judgments based on sales or invoice data and historical experience adjusted to reflect known changes in factors that impacted such amounts, including industry trends, prescription data, competitive developments, and estimated inventory in the distributor channel. These deductions from gross revenue were generally reflected as an addition to accrued expenses.

In 2011, deferred revenue of $1.8 million was recorded in respect of sales for one product due to uncertainty of the gross revenue deductions in addition to the extended customer credit terms. Revenue will be recognized for the sales of this product when reliable estimates of revenue deductions can be made and all other revenue recognition criteria are met.

Chargebacks

Azur Pharma participated in chargeback programs with a number of entities, principally the U.S. Department of Defense, the U.S. Department of Veterans Affairs and other public parties whereby pricing on products below wholesalers’ list prices is provided to participating entities. These entities purchased product through wholesalers at the lower negotiated price, and the wholesalers charged back the difference between the wholesalers’ purchase cost and the lower negotiated price to Azur Pharma. Chargebacks were accounted for by reducing net revenue at the time a sale was recognized, in an amount equal to Azur Pharma’s estimate of chargeback claims attributable to the sale. Azur Pharma determined its estimate of the chargebacks primarily based on historical experience on a product and program basis, and contract prices under the chargeback programs.

Managed health care rebates and other contract discounts

Azur Pharma offered rebates and discounts to managed health care organizations in the United States. It accounted for managed health care rebates and other contract discounts as reductions in net revenue at the time a sale was recognized, by establishing an accrual equal to the estimate of the amount attributable to the sale. Azur Pharma determined its estimate of this accrual primarily based on historical experience on a product-by-product and program basis and current contract process. Azur Pharma considered the sales performance of products subject to contract discounts, processing claim lag times and estimated levels of inventory in the distribution channel, and adjusted the accrual and revenue periodically throughout each year to reflect actual and future estimated experience.

Medicaid rebates

Azur Pharma was required by law to participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs whereby discounts and rebates were provided. Discounts and rebates provided through these other qualifying federal and state government programs were included in the Medicaid rebate accrual and are considered Medicaid rebates for the purposes of this discussion. Azur Pharma accounted for Medicaid rebates as a reduction in net revenue at the time a sale was recognized, by establishing an accrual in an amount equal to the estimate of Medicaid rebate claims which were attributable to the sale. Azur Pharma determined an estimate of the Medicaid rebates accrual primarily based on historical experience, legal interpretations of the applicable laws related to the Medicaid and qualifying federal and state government programs, and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates on a product basis. Azur Pharma considered outstanding Medicaid claims, Medicaid payments, claims processing lag time and estimated levels of inventory in the distribution channel and adjusted the accrual and revenue periodically throughout each year to reflect actual and future estimated experience.

Cash discounts

Azur Pharma offered cash discounts, ranging from 2.0% to 2.5% of the sales price, as an incentive for prompt payment. Cash discounts were accounted for as a reduction in net revenue at the time a sale was recognized, in an amount equal to the estimate of cash discounts attributable to the sale.

Sales returns

Azur Pharma accounted for sales returns as a reduction in net revenue at the time a sale was recognized, by establishing an accrual in an amount equal to the estimated value of products expected to be returned. The sales return accrual was estimated principally based on historical experience, the shelf life of inventory in the distribution channel, Azur Pharma’s return policy and expected future market events including generic competition.

Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (i) Azur Pharma’s price to the buyer is substantially fixed or determinable at the date of sale, (ii) the buyer has paid Azur Pharma, or the buyer is obligated to pay Azur Pharma and the obligation is not contingent on resale of the product, (iii) the buyer’s obligation to Azur Pharma would not be changed in the event of theft or physical destruction or damage of the product, (iv) the buyer acquiring the product for resale has economic substance apart from that provided by Azur Pharma, (v) Azur Pharma does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) the amount of future returns can be reasonably estimated.

Product coupons

Product coupons, made available by Azur Pharma online or through pharmacies and prescribing physicians, offer patients the ability to receive discounted product. Azur Pharma used a third-party administrator to coordinate program activities. The third-party administrator invoiced Azur Pharma on a periodic basis for the cost of coupons and vouchers redeemed in the period. Azur Pharma based its estimates on the historical coupon and voucher redemption rates.

Other adjustments

In addition to the sales discounts and allowances described above, Azur Pharma made other sales adjustments primarily related to estimated obligations for credits to be granted to wholesalers under wholesaler service agreements. Under these agreements, the wholesale distributors agreed, in return for certain fees, to comply with various contractually defined inventory management practices and to perform certain activities such as providing weekly information with respect to inventory levels of product on hand and the amount of product movement. As a result, Azur Pharma, along with its wholesale distributors, was able to manage product flow and inventory levels in a way that more closely followed trends in prescriptions. Azur Pharma generally recognized these other sales discounts and allowances based on historical experience and other relevant factors, including estimated levels of inventory in the distribution channel in some cases, and adjusted the accruals and revenue periodically throughout each year to reflect actual experience.

The following table shows activity relating to sales discounts, rebates, chargebacks, estimated returns and wholesaler fees for all products:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
		(In thousands)
For the year ended December 31, 2011
Allowance for sales discounts	$200	$2,629	$(2,523)	$306
Allowance for rebates and chargebacks	8,883	14,136	(14,078)	8,941
Allowance for returns	13,362	9,024	(4,690)	17,696
Allowance for wholesaler fees	906	3,711	(3,969)	648

For the year ended December 31, 2010
Allowance for sales discounts	$200	$2,420	$(2,420)	$200
Allowance for rebates and chargebacks	7,828	18,759	(17,704)	8,883
Allowance for returns	6,897	9,122	(2,657)	13,362
Allowance for wholesaler fees	1,098	4,286	(4,478)	906

For the year ended December 31, 2009
Allowance for sales discounts	$206	$1,863	$(1,869)	$200
Allowance for rebates and chargebacks	4,568	15,254	(11,994)	7,828
Allowance for returns	4,102	7,196	(4,401)	6,897
Allowance for wholesaler fees	—	4,054	(2,956)	1,098

Inventory Valuation

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories. Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand for a particular product. If the estimate of future demand is too high, we may have to increase the reserve for excess inventory for that product and record a charge to cost of product sales. For product candidates that have not been approved by the FDA, inventory used in clinical trials is expensed at the time of production and recorded as research and development expense. For products that have been approved by the FDA, inventory used in clinical trials is expensed at the time the inventory is packaged for the clinical trial. Prior to receiving FDA approval costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product candidate are expensed. All direct manufacturing costs incurred after approval are capitalized into inventory. For the year ended December 31, 2011, Azur Pharma sold $0.9 million of inventory previously reserved as excess inventory resulting in a benefit recorded to cost of product sales. Provisions for excess and obsolete inventory were $0.3 million, $1.5 million and $2.6 million, for years ended December 31, 2011, 2010 and 2009, respectively, and were recorded to cost of product sales.

Intangible Assets

Intangible assets consist primarily of purchased developed technology and trademarks. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which ranged from 6.5 to 10 years. The estimated useful lives associated with intangible assets are consistent with the estimated lives of the products and may be modified when circumstances warrant. Once an intangible asset is fully amortized, the gross costs and accumulated amortization are removed from the consolidated balance sheet. Azur Pharma evaluates purchased intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Estimating future cash flows related to an intangible asset involves estimates and assumptions. If Azur Pharma’s assumptions are not correct, there could be an impairment loss or, in the case of a change in the estimated useful life of the asset, a change in amortization expense. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

As of December 31, 2011, the gross carrying amounts and net book values of intangible assets were as follows:

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Weighted Average Remaining Useful Life
	(In thousands)			(In years)
FazaClo LD	$45,886	$(30,944)	$14,942	2.0
Prialt	16,237	(2,706)	13,531	8.3
Elestrin	6,067	(1,553)	4,514	6.9
Other Women’s Health	12,062	(5,366)	6,696	5.2
Gastrocrom	11,488	(6,857)	4,631	4.0

	$91,740	$(47,426)	$44,314

Income Taxes

We utilize the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Based on available objective evidence, management believes it more likely than not that our deferred tax assets are not recognizable and will not be recognizable until we have sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. In the future, we may conclude that it is more likely than not that all or a portion of our deferred tax assets are realizable, and we will reverse the valuation allowance and recognize a related tax benefit at such time. This determination depends on a variety of factors, some of which are subjective. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements on a particular tax position are measured based on the largest benefit that is more likely than not to be realized upon settlement.

Recent Accounting Pronouncements

See Note 2 of our Notes to the Consolidated Financial Statements for information regarding the effect of new accounting pronouncements on our financial statements.

Off-Balance Sheet Arrangements

Since Azur Pharma’s inception, except for standard operating leases, Azur Pharma has not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Related Parties

In October 2008, Azur Pharma leased an office facility from a director, Seamus Mulligan, through October 2029. Rentals paid on this lease in the year amounted to $289,000, $275,000 and $292,000 in the years ended December 31, 2011, 2010 and 2009, respectively. There were no amounts unpaid at December 31, 2011, 2010 and 2009.

In May 2011, Azur Pharma entered into an agreement with Circ Pharma Limited/Circ Pharma Research and Development Limited (“Circ”), companies controlled by Seamus Mulligan, whereby it obtained an option to license certain rights and assets in relation to Tramadol (a chronotherapeutic formulation) and to conduct certain development activities. Azur Pharma paid Circ $250,000 for this option, which was recognized as research and development expense during the year ended December 31, 2011.

During the year ended December 31, 2011, Azur Pharma paid $232,000 in fees for general advisory work to entities affiliated with J&E Davy. J&E Davy is the parent company of Davycrest Nominees, a significant investor in Azur Pharma.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion of quantitative and qualitative disclosures about market risk pertains to Azur Pharma and its consolidated subsidiaries prior to the merger.

Azur Pharma’s operations exposed it to various financial risks in the ordinary course of business that include foreign currency risk, interest rate risk and credit risk.

Azur Pharma managed its financial risk exposures on a group-wide basis and sought to reduce the exposure of significant risks through a process of controlling, monitoring and reporting. Planning and budgetary processes increase the opportunity for early warnings of financial risk. Monthly financial reporting aids the identification of risk areas by management. Azur Pharma’s approach to the management of these financial risks is further described for each risk area below.

Foreign Currency Risk

The majority of Azur Pharma’s assets and liabilities are denominated in U.S. dollars. The principal currency exposure is Euro denominated expenses. Azur Pharma does not hedge these Euro expenses. A 5% strengthening of the U.S. dollar exchange rate against the Euro would have had the effect of decreasing reported costs by $260,000 and $211,000 in the years ended December 31, 2011 and 2010, respectively. A 5% weakening of the U.S. dollar would have had the opposite effect.

Interest Rate Risk

Azur Pharma’s policy was to ensure that cash is secure and held in short term fixed deposit accounts or current accounts with financial institutions. As of December 31, 2011, Azur Pharma had cash in short term deposits with financial institutions, earning interest at various variable and fixed interest rates. A 5% change in the interest rate would not have had a significant impact for the years ended December 31, 2011 and 2010.

Credit Risk

Credit risk is the risk of financial loss to Azur Pharma if a customer or counterparty to a financial instrument fails to meet contractual obligations, and arises principally from cash and cash equivalents and receivables from customers.

At December 31, 2011, Azur Pharma had a significant concentration of credit risk given that its main customers, AmerisourceBergen Corporation including its subsidiary Integrated Commercialization Solutions, Inc., Cardinal Health, Inc. and McKesson Corporation each accounted for greater than 10% of the trade receivables balance. Azur Pharma considers the credit risk pertaining to these customers to be insignificant and continually monitors customer accounts and credit granted to its customers.

Item 8.	Financial Statements and Supplementary Data

On January 18, 2012, the merger contemplated by an Agreement and Plan of Merger and Reorganization dated as of September 19, 2011, as amended, was consummated in connection with which a wholly-owned subsidiary of Azur Pharma merged with and into Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. surviving the merger and becoming a wholly-owned subsidiary of Jazz Pharmaceuticals plc. In connection with the merger, Azur Pharma changed its name to Jazz Pharmaceuticals plc and became the successor to Jazz Pharmaceuticals, Inc. under the Exchange Act. In the merger, each share of the common stock, par value $0.0001 per share, of Jazz Pharmaceuticals, Inc. issued and outstanding immediately prior to the effective time of the merger was canceled and automatically converted into and became the right to receive one ordinary share, nominal value $0.0001 per share, of Jazz Pharmaceuticals plc. Immediately after giving effect to the issuance of our ordinary shares to the former stockholders of Jazz Pharmaceuticals, Inc. in the merger, approximately 78% of our ordinary shares were held by the former stockholders of Jazz Pharmaceuticals, Inc. and the remaining 22% of our ordinary shares outstanding immediately after giving effect to the merger were held by persons and entities who acquired our ordinary shares prior to the merger.

Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes and the merger is being accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the consolidated financial statements of Jazz Pharmaceuticals, Inc. for the periods through January 18, 2012 became our consolidated financial statements for the same respective periods. Notwithstanding that accounting treatment, the consolidated financial statements included in this Annual Report on Form 10-K are those of Azur Pharma, not Jazz Pharmaceuticals, Inc., because this Annual Report on Form 10-K covers the last fiscal year of Azur Pharma and the merger was consummated after the end of the period covered by this Annual Report on Form 10-K. Accordingly, the results of operations and financial position of Azur Pharma as reported herein are not indicative of the future results of operations and financial position of the combined company. Investors should review the separate Annual Report on Form 10-K for the year ended December 31, 2011 that we filed on behalf of and as successor to Jazz Pharmaceuticals Inc. with the Securities and Exchange Commission (Commission File No. 001-33500) for information regarding the historical results of operations and financial condition of Jazz Pharmaceuticals, Inc.

The consolidated financial statements of Jazz Pharmacauticals plc (formerly Azur Pharma Public Limited Company) as listed below are included in this Annual Report on Form 10-K as pages F-1 through F-22.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision, and with the participation of, management including our principal executive officer and principal financial officer, of Azur Pharma’s disclosure controls and procedures (as defined in Rule 13a-15(e)) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our principal executive officer and principal financial officer concluded that Azur Pharma’s disclosure controls and procedures were effective as of December 31, 2011.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that Azur Pharma’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of Azur Pharma’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

No changes in Azur Pharma’s internal control over financial reporting occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Upon completion of the merger transaction on January 18, 2012, the businesses of Jazz Pharmaceuticals, Inc. and Azur Pharma were combined. As a result of the completion of the merger, we are evaluating our internal control policies and procedures and may make modifications to the design of our internal control policies and procedures.

Item 9B.	Other Information

On February 28, 2012, Jazz Pharmaceuticals, Inc. entered into a Second Amendment of Lease, or Second Amendment, to the Commercial Lease, or Lease, dated as of June 2, 2004, as amended, with Wheatley-Fields, LLC, successor in interest to The Board of Trustees of the Leland Stanford Junior University. Under the Second Amendment, the term of the Lease has been extended by five years, or the Extended Term, at new rental rates beginning September 1, 2012. September 1, 2012 is also the effective date of the Second Amendment.

Under the terms of the Second Amendment the monthly base rent will change from its current rate of $78,926.40 per month to the following: $36,000 for the month of September 2012; $171,007.20 per month from October 1, 2012 through August 31, 2013; $177,874.49 per month from September 1, 2013 through August 31, 2014; $184,961.39 per month from September 1, 2014 through August 31, 2015; $192,360.84 per month from September 1, 2015 through August 31, 2016; and $200,054.24 per month from September 1, 2016 through August 31, 2017.

Jazz Pharmaceuticals, Inc. has one renewal option to extend the term of the Lease for a period of two years beyond the Extended Term. If an option is exercised, the renewal term will be upon the same terms and conditions as the original term, except that the base rent will be: $208,056.41 per month from September 1, 2017 through August 31, 2018, and $216,378.66 per month from September 1, 2018 through August 31, 2019.

The foregoing description of the material terms of the Second Amendment does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to the Second Amendment that is attached to and filed as Exhibit 10.31 to this Annual Report on Form 10-K.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and incorporated by reference to our definitive proxy statement for our 2012 annual general meeting of shareholders to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. If such definitive proxy statement is not filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, the omitted information will be included in an amendment to this Annual Report on Form 10-K filed not later than the end of such 120-day period.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item relating to our directors and nominees for director is to be found under the section entitled “Proposal 1—Election of Directors” in the proxy statement for our 2012 annual general meeting of shareholders. Such information is incorporated herein by reference. The information required by this item relating to our executive officers is to be found under the section entitled “Executive Officers” in the proxy statement for our 2012 annual general meeting of shareholders. Such information is incorporated herein by reference. The information required by this item relating to our audit committee, audit committee financial expert and procedures by which shareholders may recommend nominees to our board of directors, may be found under the section entitled “Corporate Governance and Board Matters” appearing in the proxy statement for our 2012 annual general meeting of shareholders. Such information is incorporated herein by reference.

No equity securities of Azur Pharma were registered pursuant to Section 12 of the Exchange Act during its most recent fiscal year. Accordingly, no information will be reported for Azur Pharma with respect to compliance with Section 16(a) of the Exchange Act.

Our Code of Conduct applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries. The Code of Conduct is available on our website at www.jazzpharmaceuticals.com under the section entitled “About Us” at “Corporate Responsibility”. Shareholders may request a free copy of the Code of Conduct by submitting a written request to Jazz Pharmaceuticals plc, Attention: Investor Relations, c/o Jazz Pharmaceuticals, Inc., 3180 Porter Drive, Palo Alto, California 94304. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11.	Executive Compensation

The information required by this item is to be included in our proxy statement for our 2012 annual general meeting of shareholders under the sections entitled “Executive Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Board Matters—Compensation Committee Report” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is included in our proxy statement for our 2012 annual general meeting of shareholders under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is to be included in our proxy statement for our 2012 annual general meeting of shareholders under the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters—Independence of Jazz Pharmaceuticals’ Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item is to be included in our proxy statement for our 2012 annual general meeting of shareholders under the section entitled “Proposal 2—Approval of the Appointment of Independent Auditors and Auditors’ Remuneration” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K

1.	Index to Financial Statements:

See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:

The following financial statement schedule of Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the consolidated financials statements of Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company).

Schedule II: Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.

(b) Exhibits—The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500) filed with the Commission on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

4.1	Reference is made to Exhibit 3.1.

4.2A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein.

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Series BB Preferred Stock Warrants originally issued by Jazz Pharmaceuticals, Inc.

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc.

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc.

4.6	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. on July 7, 2009.

4.7A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.7B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein.

4.8	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.1+	2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.2+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.3A+	2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.3B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland.

10.4+	Form of Option Agreement and Form of Option Grant Notice under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007).

10.5†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.50 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007).

10.6†	Quality Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.51 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.7	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.8A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57A in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57B in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57D in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.9+	Form of Letter, amending outstanding options granted under Jazz Pharmaceuticals, Inc.’s 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.60 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

10.10+	Form of Stock Award Grant Notice and Stock Award Agreement under Jazz Pharmaceuticals, Inc.’s 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.73 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008).

10.11	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.82 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.12	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.83 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.13	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.14	Form of Indemnification Agreement between Jazz Pharmaceuticals, Inc. and its officers and directors (incorporated herein by reference to Exhibit 10.89 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

10.15+	Offer Letter from Jazz Pharmaceuticals, Inc. to Kathryn Falberg (incorporated herein by reference to Exhibit 10.92 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on December 3, 2009).

10.16†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.17+	Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.18+	2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.19+	2007 Employee Stock Purchase Plan Offering Document, as amended and restated.

10.20+	Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.21+	Separation Agreement, dated January 6, 2011, by and between Jazz Pharmaceuticals, Inc. and Robert Myers (incorporated herein by reference to Exhibit 10.53 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2010, as filed with the SEC on March 8, 2011).

10.22	Master Services Agreement, dated April 15, 2011, by and between Jazz Pharmaceuticals, Inc., CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

10.23+	Offer Letter from Jazz Pharmaceuticals, Inc. to Jeffrey Tobias, M.D. (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on November 8, 2011).

10.24+	Form of Notice to Option Holder Re: Outstanding Nonstatutory Stock Options to Purchase Shares of Jazz Pharmaceuticals, Inc.’s Common Stock (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on October 28, 2011).

10.25	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.26	Escrow Agreement made and entered into as of January 18, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., Seamus Mulligan, solely in his capacity as Indemnitors’ Representative, and Deutsche Bank National Trust Association, as escrow agent (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.27+	Separation Agreement, dated January 18, 2012, by and between Jazz Pharmaceuticals plc and Carol Gamble.

10.28	Lease Agreement, dated October 20, 2008, between Seamus Mulligan, as lessor, and Jazz Pharmaceuticals plc, as lessee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.29+	Employment Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.30	Noncompetition Agreement by and between Seamus Mulligan and and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.31	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University.

10.32+	Non-Employee Director Compensation Arrangements.

10.33+	Jazz Pharmaceuticals plc Cash Bonus Plan.

10.34+	Amended and Restated Executive Change in Control and Severance Benefit Plan.

10.35+	Form of Option Grant Notice and Form of Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.

10.36+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Amended and Restated 2007 Equity Incentive Plan.

10.37+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.

10.38+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Amended and Restated 2007 Equity Incentive Plan.

10.39A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.39B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland.

10.40+	Form of Option Grant Notice and Form of Stock Option Agreement under the 2011 Equity Incentive Plan.

10.41+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the 2011 Equity Incentive Plan.

10.42+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan.

10.43+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the 2011 Equity Incentive Plan.

10.44+	Amended and Restated Rules of the Azur Pharma Public Limited Company Share Option Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 333-177528), as filed with the SEC on December 14, 2011).

21.1	Subsidiaries of Jazz Pharmaceuticals Public Limited Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2012	Jazz Pharmaceuticals Public Limited Company
(Registrant)

/S/ BRUCE C. COZADD
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

/S/ KATHRYN E. FALBERG
Kathryn E. Falberg
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/S/ KAREN J. WILSON
Karen J. Wilson
Vice President, Finance
(Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bruce C. Cozadd, Kathryn E. Falberg, and Karen J. Wilson, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below:

Signature	Title	Date

/S/ BRUCE C. COZADD Bruce C. Cozadd	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/S/ KATHRYN E. FALBERG Kathryn E. Falberg	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/S/ KAREN J. WILSON Karen J. Wilson	Vice President, Finance and Principal Accounting Officer (Principal Accounting Officer)	February 28, 2012

/S/ PAUL L. BERNS Paul L. Berns	Director	February 28, 2012

/S/ BRYAN C. CRESSEY Bryan C. Cressey	Director	February 28, 2012

/S/ PATRICK G. ENRIGHT Patrick G. Enright	Director	February 28, 2012

/S/ JAMES C. MOMTAZEE James C. Momtazee	Director	February 28, 2012

/S/ SEAMUS C. MULLIGAN Seamus C. Mulligan	Director	February 28, 2012

/S/ KENNETH W. O’KEEFE Kenneth W. O’Keefe	Director	February 28, 2012

/S/ ALAN M. SEBULSKY Alan M. Sebulsky	Director	February 28, 2012

/S/ RICK E WINNINGHAM Rick E Winningham	Director	February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Jazz Pharmaceuticals Public Limited Company (formerly Azur Pharma Public Limited Company):

We have audited the accompanying consolidated balance sheets of Jazz Pharmaceuticals Public Limited Company (formerly Azur Pharma Public Limited Company) and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jazz Pharmaceuticals Public Limited Company (formerly Azur Pharma Public Limited Company) and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ KPMG

Dublin, Ireland

February 28, 2012

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY

(FORMERLY AZUR PHARMA PUBLIC LIMITED COMPANY)

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$80,348	$70,234
Accounts receivable, net	17,040	10,672
Other receivables	2,723	509
Inventories	5,804	2,829
Prepaid expenses	1,970	1,484

Total current assets	107,885	85,728
Property and equipment, net	378	567
Intangible assets, net	44,314	55,627

Total assets	$152,577	$141,922

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,297	$6,362
Accrued liabilities	36,617	30,047
Short-term debt	—	5,000
Deferred consideration, current	11,891	—
Deferred revenue	1,767	—

Total current liabilities	52,572	41,409

Deferred consideration, non-current	—	11,690
Ratchet share liability	—	9,430
Commitments and contingencies (Note 9)
Shareholders’ equity:
Authorized share capital:
Ordinary shares: 100,000,000,000 shares ($0.0001 par value) at December 31, 2011; 80,000,000 shares (€0.01 par value) at December 31, 2010
Non-voting euro deferred shares: 41,666,667 shares (€0.01 par value) at December 31, 2011; 2,000,000 shares (€0.10 par value) at December 31, 2010
Non-voting dollar deferred shares: 2,000,000 shares ($0.0001 par value) at December 31, 2011; none ($0.0001 par value) at December 31, 2010

Issued share capital:
Ordinary shares (€0.01 par value): none and 41,666,667 issued and outstanding at December 31, 2011 and 2010, respectively	—	523
Ordinary shares ($0.0001 par value): 41,666,667 and none issued and outstanding at December 31, 2011 and 2010, respectively	4	—
Non-voting euro deferred shares (€0.01 par value): 41,666,667 issued and 4,000,000 outstanding at December 31, 2011; none issued and outstanding at December 31, 2010	55	—
Capital redemption reserve	468	—
Additional paid-in capital	84,714	84,718
Retained earnings (accumulated deficit)	14,764	(5,848)

Total shareholders’ equity	100,005	79,393

Total liabilities and shareholders’ equity	$152,577	$141,922

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY

(FORMERLY AZUR PHARMA PUBLIC LIMITED COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product sales, net	$94,243	$83,199	$66,742

Operating expenses:
Cost of product sales (excluding amortization of acquired developed technologies)	15,172	19,339	18,343
Selling, general and administrative	47,472	37,026	30,323
Research and development	6,789	2,100	8,044
Amortization of intangible assets	11,946	16,200	14,627

Total operating expenses	81,379	74,665	71,337

Income (loss) from operations	12,864	8,534	(4,595)

Interest income and other	37	71	48
Gain (loss) on ratchet shares	9,430	(2,208)	(1,531)
Interest expense and other	(468)	(468)	(248)

Income (loss) before provision for income tax expense	21,863	5,929	(6,326)

Provision for income tax expense	1,251	217	264

Net income (loss)	$20,612	$5,712	$(6,590)

Net income (loss) per ordinary share:
Basic	$0.49	$0.14	$(0.16)

Diluted	$0.49	$0.14	$(0.16)

Weighted-average ordinary shares used in computing net income (loss) per share:
Basic	41,667	41,667	41,667

Diluted	41,667	41,667	41,667

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY

(FORMERLY AZUR PHARMA PUBLIC LIMITED COMPANY)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Ordinary		Non-voting Euro Deferred		Capital Redemption	Additional	Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Reserve	Paid-in Capital	Deficit)	Equity

Balance at December 31, 2008	41,666,667	$523	—	$—	$—	$84,718	$(4,970)	$80,271
Net loss and comprehensive loss	—	—	—	—	—	—	(6,590)	(6,590)

Balance at December 31, 2009	41,666,667	523	—	—	—	84,718	(11,560)	73,681
Net income and comprehensive income	—	—	—	—	—	—	5,712	5,712

Balance at December 31, 2010	41,666,667	523	—	—	—	84,718	(5,848)	79,393
Capital re-organization (Note 10)	—	(519)	4,000,000	55	468	(4)	—	—
Net income and comprehensive income	—	—	—	—	—	—	20,612	20,612

Balance at December 31, 2011	41,666,667	$4	4,000,000	$55	$468	$84,714	$14,764	$100,005

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY

(FORMERLY AZUR PHARMA PUBLIC LIMITED COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31
	2011	2010	2009
Operating activities
Net income (loss)	$20,612	$5,712	$(6,590)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	189	158	125
Amortization of intangible assets	11,946	16,200	14,627
Unrealized (gain) loss on ratchet share liability	(9,430)	2,208	1,531
Provision for excess and obsolete inventories	(641)	1,488	2,632
Amortization of discount on deferred consideration	200	129	—
Changes in assets and liabilities:
Accounts receivable	(6,368)	(374)	1,315
Inventories	(2,334)	73	(2,068)
Prepaid expenses and other current assets	(2,700)	(645)	(635)
Accounts payable	(4,065)	1,586	243
Accrued liabilities	6,759	5,960	7,956
Deferred revenue	1,767	—	—

Net cash provided by operating activities	15,935	32,495	19,136

Investing activities
Purchase of property and equipment	—	(211)	(205)
Purchase of intangible assets	(821)	(7,864)	(2,340)

Net cash used in investing activities	(821)	(8,075)	(2,545)

Financing activities
Repayment of debt	(5,000)	—	—
Proceeds from debt	—	2,500	2,500

Net cash (used in) provided by financing activities	(5,000)	2,500	2,500

Net increase in cash and cash equivalents	10,114	26,920	19,091
Cash and cash equivalents, at beginning of year	70,234	43,314	24,223

Cash and cash equivalents, at end of year	$80,348	$70,234	$43,314

Supplemental disclosure of cash flow information
Interest paid	$222	$133	$—
Income tax paid	$619	$376	$508

Supplemental disclosure of non-cash investing and financing activities
Deferred consideration given in connection with the purchase of intangible assets	—	$11,562	—

The accompanying notes are an integral part of these consolidated financial statements.

JAZZ PHARMACEUTICALS PUBLIC LIMITED COMPANY

(FORMERLY AZUR PHARMA PUBLIC LIMITED COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Azur Pharma was formed under the laws of Ireland in March 2005 as a private limited liability company under the name “Azur Pharma Limited”. Effective October 20, 2011, Azur Pharma was re-registered as a public limited company under the name Azur Pharma Public Limited Company and in connection with the merger described below, on January 16, 2012, changed its name to Jazz Pharmaceuticals Public Limited Company (“Jazz Pharmaceuticals plc”).

On January 18, 2012, Azur Pharma and Jazz Pharmaceuticals, Inc. completed a business combination pursuant to an Agreement and Plan of Merger and Reorganization, dated September 19, 2011, as amended (the “Merger Agreement”), by and among Azur Pharma, Jazz Pharmaceuticals, Inc., Jaguar Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Azur Pharma (“Merger Sub”), and Seamus Mulligan, solely in his capacity as the representative for the Azur Pharma security holders. Pursuant to the Merger Agreement, Merger Sub merged with and into Jazz Pharmaceuticals, Inc. (the “merger”), with Jazz Pharmaceuticals, Inc. surviving the merger and becoming a wholly-owned subsidiary of Jazz Pharmaceuticals Public Limited Company.

All references herein to “Azur Pharma” refer to Jazz Pharmaceuticals Public Limited Company (formerly Azur Pharma Public Limited Company) and its consolidated subsidiaries, results of operations and financial condition prior to the completion of the merger. Prior to the completion of the merger, Azur Pharma was a specialty pharmaceutical company engaged in the acquisition, development and commercialization of therapeutic products for central nervous system and women’s health areas.

Because the former stockholders of Jazz Pharmaceuticals, Inc. owned approximately 78% of the outstanding ordinary shares of Jazz Pharmaceuticals plc immediately following the closing of the merger on January 18, 2012, and the directors and management of Jazz Pharmaceuticals, Inc. retained a majority of board seats and key positions in the management of Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc. is considered to be the acquiring company in the merger for accounting purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of Azur Pharma and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated. Since the merger was consummated after December 31, 2011, the accompanying consolidated financial statements and notes reflect the results of operations and financial position of Azur Pharma prior to the completion of the merger, and do not include the results of operations and financial position of Jazz Pharmaceuticals, Inc. Because the merger with Jazz Pharmaceuticals, Inc. will be treated as a reverse acquisition under the acquisition method of accounting for business combinations, with Jazz Pharmaceuticals, Inc. considered to be the acquiring company in the merger for accounting purposes, the results of operations and financial position of Azur Pharma as reported herein are not indicative of the future results of operations and financial position of the combined company.

Significant Risks and Uncertainties

Azur Pharma was subject to risks common to companies in the pharmaceutical industry with development and commercial operations including, but not limited to, risks and uncertainties related to commercial success and acceptance of its products by patients, physicians and payers, competition from branded and generic products, regulatory approvals, regulatory requirements, including those of the United States Food and Drug Administration, or FDA, dependence on key customers and sole source suppliers and protection of intellectual property rights.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP required management to make judgments, estimates and assumptions that affected the application of policies and reported amounts of assets and liabilities, income and expenses. These estimates and associated assumptions were based on historical experience and various other factors believed to be reasonable under the circumstances, and the results of such estimates form the basis of judgments about carrying values of assets and liabilities that were not readily apparent from other sources. Actual results could differ materially from these estimates. These underlying assumptions were reviewed on an ongoing basis. A revision to an accounting estimate was recognized in the period in which the estimate was revised if the revision affected only that period or in the period of the revision and future periods if these were also affected.

Estimates and judgments were used in determining key items such as estimating sales discounts and allowances, the useful lives of property and equipment, allowance for doubtful accounts, inventory reserves, estimating the carrying values of intangible assets, and in accounting for income taxes and for share-based payments. Because of the uncertainties inherent in such estimates, actual results may differ materially from these estimates. These critical accounting policies, the judgments and other uncertainties affecting application of these policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered in reviewing the consolidated financial statements.

Concentrations of Risk

Azur Pharma was subject to credit risk from accounts receivable related to product sales. Azur Pharma monitored exposure within accounts receivable. Credit was extended to customers, which were pharmaceutical wholesale distributors and a specialty pharmaceutical distribution company, located in the United States. Customer creditworthiness was monitored and collateral was not required. Historically, Azur Pharma did not experience credit losses on accounts receivable. The majority of Azur Pharma’s revenues were derived from product sales to four customers. See Note 15.

Azur Pharma relied on certain suppliers for drug substance and certain manufacturing partners for each of its marketed products and product candidates.

Cash and Cash Equivalents

Cash and cash equivalents were comprised of cash balances and deposits with original maturities of three months or less.

Inventories

Inventories were valued at the lower of cost or market. Cost was determined using the first-in, first-out method for all inventories. Azur Pharma’s policy was to write down inventory that became obsolete, inventory that had a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities was subjective and primarily dependent on estimates of future demand for a particular product. If the estimate of future demand was too high, it would have been necessary to increase the reserve for excess inventory for that product and record a charge to cost of product sales. For product candidates that were not approved by the FDA, inventory used in clinical trials was expensed at the time of production and recorded as research and development expense. For products that were approved by the FDA, inventory used in clinical trials was expensed at the time the inventory was packaged for the clinical trial. Prior to receiving FDA approval, costs related to purchases of the active pharmaceutical ingredient and the manufacturing of the product candidate were expensed. All direct manufacturing costs incurred after approval were capitalized into inventory.

Property and Equipment

Property and equipment were measured at cost less accumulated depreciation and impairment losses. Repair and maintenance costs were charged to the consolidated statements of operations as incurred.

Depreciation was computed using the straight-line method over the estimated useful lives of the assets as follows:

Office equipment	5 years
Computer equipment	3 years
Furniture and fixtures	5 years

Intangible Assets

Intangible assets consisted primarily of purchased developed technology and trademarks. Intangible assets were amortized on a straight-line basis over their estimated useful lives, which ranged from 6.5 to 10 years. The estimated useful lives associated with intangible assets were consistent with the estimated lives of the products and may be modified when circumstances warrant. Once an intangible asset was fully amortized, the gross costs and accumulated amortization were removed from the consolidated balance sheet.

Assessment of Impairment of Long-Lived Assets

Azur Pharma evaluated purchased intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying value of an asset may not have been recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition was less than its carrying amount. The amount of any impairment was measured as the difference between the carrying value and the fair value of the impaired asset. Through December 31, 2011, there has been no impairment of long-lived assets.

Ratchet Shares

Ratchet shares were ordinary shares issuable by Azur Pharma pursuant to rights granted to certain investors to receive additional ordinary shares in the event that the internal rate of return on their investment in Azur Pharma was less than a threshold level on the occurrence of an exit event, which was defined as a sale of 75% or more of the ordinary shares of Azur Pharma in issue, the listing or admission of Azur Pharma’s ordinary shares to a specified stock exchange or regulated securities market or a disposition of proceeds from a sale of all or a material amount of the assets of Azur Pharma. Ratchet shares were accounted for on the consolidated balance sheet as a financial liability, at the initial estimate of fair value, which was remeasured at each balance sheet date. The fair value of the shares was determined using an option pricing model.

Deferred Revenue

In 2011, deferred revenue was recorded in respect of sales for one product due to uncertainty of the gross revenue deductions in addition to the extended customer credit terms. Revenue will be recognized for the sales of this product when reliable estimates of revenue deductions can be made and all other revenue recognition criteria as described below are met.

Revenue Recognition

Product sales represented the sale of pharmaceuticals to wholesalers. Azur Pharma recognized revenue from the sale of its products when there was persuasive evidence that an arrangement existed, delivery had occurred, which usually happened upon transfer of title, the price was fixed or determinable, and collectability was reasonably assured.

Revenues were recorded net of estimated allowances for returns, wholesaler fees, prompt payment discounts, government rebates, government chargebacks, patient rebates and rebates under managed care plans. Calculating certain of these items involved estimates and judgments based on sales or invoice data and historical experience adjusted to reflect known changes in factors that impacted such amounts, including industry trends, prescription data, competitive developments, and estimated inventory in the distributor channel. These deductions from gross revenue were generally reflected as an addition to accrued expenses.

Chargebacks

Azur Pharma participated in chargeback programs with a number of entities, principally the U.S. Department of Defense, the U.S. Department of Veterans Affairs and other public parties whereby pricing on products below wholesalers’ list prices is provided to participating entities. These entities purchased product through wholesalers at the lower negotiated price, and the wholesalers charged back the difference between the wholesalers’ purchase cost and the lower negotiated price to Azur Pharma. Chargebacks were accounted for by reducing net revenue at the time a sale was recognized, in an amount equal to Azur Pharma’s estimate of chargeback claims attributable to the sale. Azur Pharma determined its estimate of the chargebacks primarily based on historical experience on a product and program basis, and contract prices under the chargeback programs.

Managed health care rebates and other contract discounts

Azur Pharma offered rebates and discounts to managed health care organizations in the United States. It accounted for managed health care rebates and other contract discounts as reductions in net revenue at the time a sale was recognized, by establishing an accrual equal to the estimate of the amount attributable to the sale. Azur Pharma determined its estimate of this accrual primarily based on historical experience on a product-by-product and program basis and current contract process. Azur Pharma considered the sales performance of products subject to contract discounts, processing claim lag times and estimated levels of inventory in the distribution channel, and adjusted the accrual and revenue periodically throughout each year to reflect actual and future estimated experience.

Medicaid rebates

Azur Pharma was required by law to participate in state government-managed Medicaid programs as well as certain other qualifying federal and state government programs whereby discounts and rebates were provided. Discounts and rebates provided through these other qualifying federal and state government programs were included in the Medicaid rebate accrual and are considered Medicaid rebates for the purposes of this discussion. Azur Pharma accounted for Medicaid rebates as a reduction in net revenue at the time a sale was recognized, by establishing an accrual in an amount equal to the estimate of Medicaid rebate claims which were attributable to the sale. Azur Pharma determined an estimate of the Medicaid rebates accrual primarily based on historical experience, legal interpretations of the applicable laws related to the Medicaid and qualifying federal and state government programs, and any new information regarding changes in the Medicaid programs’ regulations and guidelines that would impact the amount of the rebates on a product basis. Azur Pharma considered outstanding Medicaid claims, Medicaid payments, claims processing lag time and estimated levels of inventory in the distribution channel and adjusted the accrual and revenue periodically throughout each year to reflect actual and future estimated experience.

Cash discounts

Azur Pharma offered cash discounts ranging from 2.0% to 2.5% of the sales price, as an incentive for prompt payment. Cash discounts were accounted for as a reduction in net revenue at the time a sale was recognized, in an amount equal to the estimate of cash discounts attributable to the sale.

Sales returns

Azur Pharma accounted for sales returns as a reduction in net revenue at the time a sale was recognized, by establishing an accrual in an amount equal to the estimated value of products expected to be returned. The sales return accrual was estimated principally based on historical experience, the shelf life of inventory in the distribution channel, Azur Pharma’s return policy and expected future market events including generic competition.

Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if (i) Azur Pharma’s price to the buyer is substantially fixed or determinable at the date of sale, (ii) the buyer has paid Azur Pharma, or the buyer is obligated to pay Azur Pharma and the obligation is not contingent on resale of the product, (iii) the buyer’s obligation to Azur Pharma would not be changed in the event of theft or physical destruction or damage of the product, (iv) the buyer acquiring the product for resale has economic substance apart from that provided by Azur Pharma, (v) Azur Pharma does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) the amount of future returns can be reasonably estimated.

Product coupons

Product coupons, made available by Azur Pharma online or through pharmacies and prescribing physicians, offer patients the ability to receive discounted product. Azur Pharma used a third-party administrator to coordinate program activities and who invoiced Azur Pharma on a periodic basis for the cost of coupons and vouchers redeemed in the period. Azur Pharma based its estimates on the historical coupon and voucher redemption rates.

Other adjustments

In addition to the sales discounts and allowances described above, Azur Pharma made other sales adjustments primarily related to estimated obligations for credits to be granted to wholesalers under wholesaler service agreements. Under these agreements, the wholesale distributors agreed, in return for certain fees, to comply with various contractually defined inventory management practices and to perform certain activities such as providing weekly information with respect to inventory levels of product on hand and the amount of product movement. As a result, Azur Pharma, along with its wholesale distributors, was able to manage product flow and inventory levels in a way that more closely followed trends in prescriptions. Azur Pharma generally recognized these other sales discounts and allowances based on historical experience and other relevant factors, including estimated levels of inventory in the distribution channel in some cases, and adjusted the accruals and revenue periodically throughout each year to reflect actual experience.

Cost of Product Sales (excluding amortization of acquired developed technologies)

Cost of product sales included third party manufacturing and distribution costs, the cost of drug substance, royalties due to third parties on product sales, product liability and cargo insurance, FDA user fees, freight, shipping, handling and storage costs. Charges for excess and obsolete inventory were also recorded in cost of product sales.

Research and Development

Research and development expenses consisted of expenses incurred in identifying, developing and testing product candidates. These expenses consisted primarily of fees paid to contract research organizations and other third parties to assist in managing, monitoring and analyzing results from clinical trials, costs of contract manufacturing services, and fees paid to third parties for development candidates or drug delivery or formulation technologies. Research and development costs were expensed as incurred, including payments made under license agreements.

Advertising Expenses

Azur Pharma expensed the costs of advertising, including promotional expenses, as incurred. Advertising expenses for the year ended December 31, 2011, 2010 and 2009 were $1.9 million, $1.9 million and $0.7 million, respectively.

Income Taxes

Azur Pharma utilized the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities were determined based on differences between financial reporting and the tax bases of assets and liabilities and were measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance was provided when it was more likely than not that some portion or all of a deferred tax asset would not be realized.

Significant estimates and judgments were required in determining Azur Pharma’s income tax expense. Some of these estimates were based on management’s interpretations of jurisdiction-specific tax laws or regulations.

Income tax benefits are recognized for income tax positions taken or expected to be taken in a tax return, only when it is determined that the income tax position will more-likely-than-not be sustained upon examination by taxing authorities. Azur Pharma has analyzed tax positions taken for filing with the Internal Revenue Service and all state jurisdictions where it operates. Azur Pharma believes that income tax filing positions will be sustained upon examination and does not anticipate any adjustments that would result in a material adverse affect on its financial condition, results of operations or cash flows. Accordingly, Azur Pharma has not recorded any reserves, or related accruals for interest and penalties for uncertain income tax positions at December 31, 2011 or 2010.

Comprehensive Income (Loss)

Comprehensive income (loss) consisted exclusively of net income (loss).

Net Income (Loss) Per Ordinary Share

Basic and diluted net income (loss) per ordinary share was computed using the weighted-average number of shares of ordinary shares outstanding as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$20,612	$5,712	$(6,590)

Denominator:
Weighted-average ordinary shares outstanding - basic	41,667	41,667	41,667

Weighted-average ordinary shares outstanding - diluted	41,667	41,667	41,667

Net income (loss) per ordinary share:
Basic	$0.49	$0.14	$(0.16)

Diluted	$0.49	$0.14	$(0.16)

Basic net income (loss) per share attributable to ordinary shareholders was computed by dividing the net income (loss) for the period attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. The existing ordinary share capital which was re-designated as non-voting deferred shares has not been included in the calculation of earnings per share as the shares had no right to participate in the results of the business, to receive a dividend or to vote.

Diluted net income (loss) per share was computed by dividing the net income (loss) for the period by the weighted average number of ordinary shares outstanding and, when dilutive, adjusted for the effect of all dilutive potential ordinary shares, such as share options and ratchet shares. Vesting of the share options was contingent upon an exit event, which did not occur in any periods presented. Similarly, the ratchet shares were issuable upon an exit event only if the internal rate of return on the related investment was less than a threshold level. Accordingly, neither share options nor the ratchet shares were included in the calculation of diluted net income (loss) per ordinary share.

Share-Based Compensation

Azur Pharma measured its share-based payment awards at fair value on the grant date. The fair value of share options issued under the share option plan adopted on July 11, 2007 and amended on December 9, 2011 (the “Share Option Plan”) was calculated using the Black-Scholes option model, taking into account the relevant terms and conditions. Azur Pharma did not recognize any compensation expense in the consolidated statements of operations for its share-based awards through December 31, 2011, since the awards were not exercisable until completion of a liquidity event, including the listing or admission of Azur Pharma’s ordinary shares on a specified stock exchange or regulated securities market or an acquisition of Azur Pharma.

Employee Benefit Plans

Azur Pharma contributed to two defined contribution plans (401(k) plans). The assets of these plans were held in separate trustee-administered funds. Payments to defined contribution benefit plans were charged as an expense to the consolidated statements of operations as contributions were due.

Functional Currency

Items included in the consolidated financial statements were measured using the currency of the primary economic environment in which Azur Pharma and each of its consolidated subsidiaries operated (“functional currency”). Azur Pharma and each of its consolidated subsidiaries designated the U.S. dollar as its functional currency.

Transactions in currencies other than the functional currency of the entities were recorded at the rates of exchange prevailing on the dates of the transactions. At each balance sheet date, monetary assets and liabilities that were denominated in foreign currencies were remeasured to U.S. dollars at the rates prevailing on the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies were recorded by using foreign exchange rates at the dates the transactions were effected. Foreign currency differences arising on remeasurement were recognized in net income (loss) in the consolidated statements of operations.

Contingencies

Azur Pharma assessed the likelihood of any adverse outcomes to contingencies, including legal matters, as well as the potential range of probable losses. Azur Pharma recorded accruals for such contingencies when it was probable that a liability had been incurred and the amount of the loss could be reasonably estimated. If an unfavorable outcome was probable but the amount of the loss could not be reasonably estimated, Azur Pharma estimated the range of probable loss and accrued the most probable loss within the range. If no amount within the range was deemed more probable, the minimum amount within the range was accrued. If neither a range of loss nor a minimum amount of loss was estimable, then appropriate disclosure was provided, but no amounts were accrued.

Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the year ended December 31, 2011, that are of significance, or potential significance, to Azur Pharma.

3. Fair Value Measurement

Azur Pharma measured its financial assets and liabilities at fair value on a recurring basis. The following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs that are supported by little or no market activities. Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable, such as pricing models, discounted cash flow models and similar techniques not based on market, exchange, dealer or broker-traded transactions.

The fair value of financial assets at December 31, 2011 and 2010 were $80.3 million and $70.2 million, respectively, in respect of cash and cash equivalents, being Level 1 assets.

The fair value of financial liabilities at December 31, 2010 was determined using the following inputs (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total
	(Level 1)	(Level 2)	(Level 3)

Liabilities:
Ratchet share liability (see Note 7)	$—	$—	$9,430	$9,430

Total liabilities	$—	$—	$9,430	$9,430

There were no transfers between fair value measurement levels during the years ended December 31, 2011 and 2010.

The following table sets forth a summary of the changes in the fair value of Azur Pharma’s Level 3 financial liabilities (in thousands):

	Year Ended December 31,
	2011	2010	2009

Fair value - beginning of period	$9,430	$7,222	$5,691
Change in fair value of Level 3 liabilities	(9,430)	2,208	1,531

Fair value - end of period	$—	$9,430	$7,222

The key assumptions used in determining the fair value of the ratchet shares are set out in Note 7.

4. Certain Balance Sheet Details

Inventories

Inventories consisted of the following (in thousands):

	$00,000	$00,000
	December 31,
	2011	2010

Raw materials	$1,593	$1,411
Finished goods	4,211	1,418

Total inventories	$5,804	$2,829

Property and Equipment

Property and equipment consisted of the following (in thousands):

	$00,000	$00,000
	December 31,
	2011	2010
Office and computer equipment	$467	$473
Furniture and fixtures	387	447

Subtotal	854	920
Less accumulated depreciation	476	353

Property and equipment, net	$378	$567

Azur Pharma recorded a depreciation expense of $189,000, $158,000 and $125,000 in the years ended December 31, 2011, 2010 and 2009, respectively.

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	$00,000	$00,000
	December 31,
	2011	2010
Accrued sales discounts and allowances	$27,591	$23,351
Other accrued liabilities	8,476	6,629
Income tax	550	67

Total accrued liabilities	$36,617	$30,047

Accrued sales discounts and allowances consisted of the following (in thousands):

	December 31,
	2011	2010
Allowance for returns	$17,696	$13,362
Allowance for rebates and chargebacks	8,941	8,883
Allowance for wholesaler fees	648	906
Allowance for sales discounts	306	200

	$27,591	$23,351

5. Intangible Assets

The gross carrying amounts and net book values of intangible assets were as follows (in thousands):

	0000000000)	0000000000)	0000000000)	0000000000)	0000000000)	0000000000)
	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
FazaClo LD	$45,886	$(30,944)	$14,942	$45,394	$(23,690)	$21,704
Prialt	16,237	(2,706)	13,531	16,237	(1,082)	15,155
Elestrin	6,067	(1,553)	4,514	6,067	(948)	5,119
Other Women’s Health	12,062	(5,366)	6,696	11,922	(4,053)	7,869
Gastrocrom	11,488	(6,857)	4,631	11,488	(5,708)	5,780
Parcopa and Niravam	—	—	—	11,136	(11,136)	—

	$91,740	$(47,426)	$44,314	$102,244	$(46,617)	$55,627

Azur Pharma recorded amortization expense of $11.9 million, $16.2 million and $14.6 million in the years ended December 31, 2011, 2010 and 2009, respectively.

Based on intangible assets recorded as of December 31, 2011, and assuming the underlying assets will not be impaired in the future and that Azur Pharma will not change the expected lives of the assets, future amortization costs were estimated as follows (in thousands):

Year Ending December 31,	Expected Amortization Expense
2012	$12,166
2013	12,166
2014	4,695
2015	4,695
2016	3,583
Thereafter	7,009

Total	$44,314

6. Debt and Financing Obligations

Term Loan and Revolving Credit Facility

In November 2009, Azur Pharma entered into a one year loan facility to borrow up to a maximum of $5.0 million. This facility was later extended until November 2011. Interest was payable in arrears. The interest rate was one-month LIBOR plus 350 basis points with an interest rate floor of 5.50%. This loan facility was repaid in full on October 18, 2011.

In connection with this loan facility, Azur Pharma was required to maintain on deposit with the lender an average compensating balance of $5.0 million, as computed on an annual basis.

7. Ratchet Share Liability

Ratchet share liability at December 31 of each year consisted of the following (in thousands):

	$0,000	$0,000
	December 31,
	2011	2010
Ratchet share liability	$—	$9,430

The investors in a 2007 equity financing subscribed for ordinary shares of Azur Pharma at an average price of €3.00 per share, and, in addition, were given the right to receive additional shares in the event the internal rate of return on their investment was less than a threshold level on the occurrence of an exit event, which was defined as a sale of 75% or more of the ordinary shares of Azur Pharma in issue, the listing or admission of Azur Pharma’s ordinary shares to a specified stock exchange or regulated securities market or distribution proceeds of a disposal of all or a material part of the assets of Azur Pharma. The maximum number of additional ordinary shares issuable pursuant to this right was 3,333,333 shares (such shares, the “ratchet shares”). The subscribers of any ratchet shares were only required to pay the nominal value of these ordinary shares in a circumstance in which they became entitled to exercise this right.

The fair value of the ratchet shares was calculated using a binominal option pricing model. The fair value of the ratchet shares and the key assumptions used in determining the fair value were as follows:

	2010	2009
Fair value	$0.78	$0.65
Share price	$3.31	$3.15
Share price volatility	55.0%	55.0%
Risk free interest rate	1.33%	1.32%
Expected period before the ratchet shares issued	1.0 year	2.0 years

Azur Pharma had determined volatility by considering the volatility of stock issued by a group of comparable publicly quoted pharmaceutical companies. The risk free interest rate assumption is based upon interest rates appropriate for the term of the ratchet shares.

The ratchet shares were accounted for on the consolidated balance sheet as a financial liability, at the initial estimate of fair value which was remeasured at each balance sheet date. The initial fair value of the financial liability at July 2007, arising on the valuation of these ratchet shares, was $5.7 million. Azur Pharma recognized a loss of $2.2 million and $1.5 million on the revaluation of the ratchet share liability at December 31, 2010 and 2009, respectively.

Azur Pharma recognized a gain of $9.4 million in the consolidated statement of operations for the year ended December 31, 2011 on the full reversal of the ratchet share liability as it was probable that no ratchet shares would be issued. The ratchet share liability was extinguished upon the closing of the merger on January 18, 2012.

8. Deferred consideration

The deferred consideration at December 31 of each year consisted of the following (in thousands):

	December 31,
	2011	2010
Due less than 1 year	$11,891	$—
Due between 1 and 2 years	—	11,690

	$11,891	$11,690

On May 5, 2010, Azur Pharma acquired the worldwide rights (excluding Europe) to Prialt from Elan Pharmaceuticals, Inc. The acquisition was accounted for as a business combination, and it was determined that discounted deferred consideration of $11.6 million (gross $12.0 million) would be payable in 2012. At December 31, 2011, deferred consideration in respect of the Prialt acquisition amounted to $11.9 million. The deferred consideration was initially recorded at its fair value and was accreted to amounts due and payable using the effective interest rate approach.

9. Commitments and Contingencies

Indemnifications

In the normal course of business, Azur Pharma entered into agreements that contained a variety of representations and warranties and provided for general indemnification, including indemnification associated with product liability or infringement of intellectual property rights. The exposure under these agreements was unknown because it involved future claims that may be made but have not yet been made against Azur Pharma.

Lease and Other Commitments

Azur Pharma has non-cancelable operating leases for its office buildings located in Dublin and Philadelphia, which expire in October 2029 and February 2013, respectively. Azur Pharma is also obligated to make payments under non-cancelable operating leases for automobiles used by its sales force.

Rent expense under all operating leases was as follows (in thousands):

	$0,000	$0,000	$0,000
	Year Ended December 31,
	2011	2010	2009
Rent expense	$1,232	$967	$935

Azur Pharma leased the Dublin property from a director of the company, Seamus Mulligan. See Note 13.

Future minimum lease payments under Azur Pharma’s non-cancelable operating leases at December 31, 2011, were as follows (in thousands):

Year ending December 31,	Lease Payments
2012	$742
2013	281
2014	268
2015	268
Thereafter	3,696

Total	$5,255

Contingencies

A contingent milestone payment of $10.5 million is due to the original developer of FazaClo if net sales of FazaClo exceed $40.0 million over a rolling four quarter period. Azur Pharma’s net sales of FazaClo have not exceeded and were not expected to exceed $40.0 million in any rolling four quarter period. Accordingly, no liability was recorded related to this potential obligation.

Azur Pharma is obligated to pay up to a maximum aggregate amount of $120 million in contingent payments in connection with the acquisition of Prialt if certain net sales milestones are achieved and a tiered royalty payment based on net sales. No accruals were recorded at December 31, 2011 and 2010 as the payments were not considered probable.

Azur Pharma was required to pay its investment banker a fee of $11.5 million, which was not accrued as of December 31, 2011, since payment was contingent upon the successful completion of the merger with Jazz Pharmaceuticals, Inc. As the merger was completed on January 18, 2012, this amount was subsequently paid. See Note 16.

Legal Proceedings

Azur Pharma received Paragraph IV Certification notices, or Paragraph IV Certifications, from three generic manufacturers indicating that ANDAs had been filed with the FDA requesting approval to market generic versions of FazaClo LD: Barr Laboratories, Inc.’s notice, dated July 11, 2008; Novel Laboratories, Inc.’s notice, dated October 16, 2008; and Mylan Pharmaceuticals, Inc.’s notice, dated June 17, 2010. Each alleged that all of Azur Pharma’s licensed patents listed for FazaClo LD in the Orange Book on the date of the Paragraph IV Certification are invalid, unenforceable or not infringed by the proposed generic product. Azur Pharma and CIMA filed a lawsuit in response to each certification claiming infringement based on such certification: against Barr Laboratories, Inc. on August 21, 2008; against Novel Laboratories, Inc. on November 25, 2008, and against Mylan Pharmaceuticals, Inc. on July 23, 2010. Each case was filed in the U.S. District Court for the District of Delaware. On July 6, 2011, CIMA, Azur Pharma and Teva, which had acquired Barr Laboratories, entered into an agreement settling the patent litigation and granted a sublicense of Azur Pharma’s rights to have manufactured, market and sell a generic version of both FazaClo LD and FazaClo HD. The sublicenses will commence in July 2012 and May 2015 for FazaClo LD and FazaClo HD, respectively, or earlier upon the occurrence of certain events. In August 2011, Azur Pharma received a Paragraph IV Certification from Teva advising that Teva has filed an ANDA with the FDA seeking approval to market a generic version of FazaClo HD. As noted above, FazaClo HD was covered in the July 2011 settlement agreement with Teva. We cannot predict the outcome of the matters with Novel Laboratories, Inc. and Mylan Pharmaceuticals, Inc.

On October 19, 2011, Dr. Neal Cutler, one of the original owners of FazaClo, filed a complaint against Azur Pharma and one of its subsidiaries, as well as Avanir, in California Superior Court in the County of Los Angeles. The complaint, among other things, alleges that Azur Pharma and its subsidiary breached certain contractual obligations relating to contingent payments in respect of FazaClo. Azur Pharma acquired rights to FazaClo from Avanir in 2007. The complaint alleges that as part of the acquisition, Azur Pharma’s subsidiary agreed to assume certain contingent payment obligations owing to Dr. Cutler and certain other persons in relation to FazaClo. The complaint further alleges that certain contingent payments are due because sales thresholds have been achieved, entitling him to either $10.5 million or $25.0 million, plus unspecified punitive damages and attorneys’ fees. Azur Pharma denied the allegations in the complaint and moved to quash the summons for lack of jurisdiction by the California state court, and has requested that the court send the dispute to arbitration under the contract under which Azur Pharma was sued. The litigation is in the early stages. We intend to vigorously defend ourselves in connection with this litigation; however, this, like all litigation, carries certain risks and there can be no assurance of the outcome.

10. Share Capital

As of December 31, 2011, Azur Pharma’s authorized share capital consisted of 100,000,000,000 of ordinary shares with par value of $0.0001 per share, 41,666,667 non-voting euro deferred shares with par value of €0.01 per share and 2,000,000 non-voting dollar deferred shares with par value of $0.0001 per share. As of December 31, 2010 Azur Pharma’s authorized share consisted of 80,000,000 ordinary shares with par value of €0.01 per share, and 2,000,000 non-voting euro deferred shares with par value of €0.10 per share.

On October 13, 2011, in order to effect the transactions contemplated by the Merger Agreement, Azur Pharma effected a capital reorganization. Pursuant to this reorganization, Azur Pharma created a new class of ordinary shares of $0.0001 each, an amount of Azur Pharma’s share premium account was capitalized and issued to the Azur Pharma shareholders pro rata to their existing holdings by way of a bonus issue of 41,666,667 ordinary shares of $0.0001 each. The 41,666,667 ordinary shares of €0.01 each then in issue were redesignated as 41,666,667 non-voting euro deferred shares of €0.01 each. Azur Pharma then acquired 37,666,667 non-voting euro deferred shares of €0.01 each for no consideration. These shares were not included in the outstanding share capital as of December 31, 2011 since they were acquired for subsequent retirement which was effected in January 2012. A capital redemption reserve of $468,000 has been created under Irish company law to preserve permanent capital in the company. The remaining 4,000,000 non-voting euro deferred shares of €0.01 each are held by nominees and were issued for nominal consideration in order to satisfy the statutory minimum of Euro-denominated share capital required for a public limited company incorporated in Ireland. Effective October 20, 2011, Azur Pharma was re-registered from a private limited liability company to a public limited company.

The non-voting euro deferred shares of €0.01 each had no right to receive dividends, no rights to attend and vote at general meetings of Azur Pharma, were redeemable only at the option of Azur Pharma and had no substantive right to participate in a distribution of assets upon a winding up of Azur Pharma.

11. Share-Based Compensation

Azur Pharma Share Option Plan

In 2007, Azur Pharma’s board of directors approved the Share Option Plan, the terms of which were amended on December 9, 2011. A total of 2,083,000 ordinary shares were initially reserved for future issuance under the Share Option Plan. At December 31, 2011, Azur Pharma had 541,000 ordinary shares reserved for future issuance under the Share Option Plan and 1,543,000 ordinary shares subject to share options outstanding under the Share Option Plan. The Share Option Plan provided for the grant of awards in the form of share options to executives and employees of Azur Pharma and its subsidiaries at exercise prices of no less than the greater of the market value of the shares on the grant date and €2.00, as determined by the board of directors.

The share options granted under the Share Option Plan were not exercisable until completion of a liquidity event, including the listing or admission of Azur Pharma’s ordinary shares on a specified stock exchange or regulated securities market or an acquisition of Azur Pharma. The options had a four year vesting schedule (with quarterly increments) that determined how many shares would vest upon completion of a listing or an acquisition of Azur Pharma. In connection with the merger, the vesting and exercisability of outstanding share options were accelerated effective immediately prior to completion of the merger. All outstanding share options were exercised immediately prior to the merger. See Note 16.

Share-Based Compensation

The table below shows the weighted-average assumptions used in the Black-Scholes option pricing model and the resulting weighted-average grant date fair value of share options granted in each of the past three years:

	Year Ended December 31,
	2011	2010	2009
Volatility	66.1%	67.4%	71.3%
Expected term (years)	4	4	4
Range of risk-free rates	2.3%	2.9%	3.2%
Expected dividend yield	0%	0%	0%
Grant date fair value	$1.80	$1.60	$1.69

Azur Pharma used a weighting of the historic volatility of a peer group to estimate future volatility for share option grants. The expected term of share option grants represents the weighted-average period the awards were expected to remain outstanding. The risk-free interest rate assumption was based on zero coupon U.S. Treasury instruments whose term was consistent with the expected term of the share option grants. The expected dividend yield assumption was based on Azur Pharma’s history and expectation of dividend payouts.

The following table summarizes the share option activity for the year ended December 31, 2011:

	Share Options Outstanding (In thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
At January 1, 2011	1,258	$2.97
Granted	289	$3.26
Canceled	(4)	$3.37

At December 31, 2011	1,543	$3.02	6.36	$10,403

The exercise prices of all share options were denominated in Euro. Azur Pharma used the December 31, 2011 Euro to U.S. Dollar exchange rate to translate the exercise prices noted above.

Aggregate intrinsic value shown in the table above is equal to the difference between the exercise price of the underlying share options and the fair value of Azur Pharma’s ordinary shares for share options that were in the money.

As all share options granted since inception have been granted with a performance criteria requiring a liquidity event, there was no share-based compensation cost recorded in the years ended December 31, 2011, 2010 or 2009. As of December 31, 2011, total compensation cost not yet recognized was $2.4 million. Immediately prior to the completion of the merger share-based compensation expense of $2.4 million was recognized as the performance criteria were met.

As of December 31, 2011, Azur Pharma had outstanding options to purchase 450,000 ordinary shares which would vest upon voluntary employment termination of an executive to whom these options were granted. These options were classified as a liability due to a net cash settlement provision. The fair value of the liability was not material as of December 31, 2011, since the probability of vesting of these options was considered to be remote.

12. Income Taxes

The components of income (loss) before provision for income tax expense were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$1,901	$(5,911)	$(2,677)
Foreign	19,962	11,840	(3,649)

Total	$21,863	$5,929	$(6,326)

The following table sets forth the details of the provision for income tax expense (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current income tax:
Domestic	$—	$—	$—
Foreign	1,251	217	264

Total current income tax	$1,251	$217	$264

Deferred income tax:
Domestic	$—	$—	$—
Foreign	—	—	—

Total deferred income tax	$—	$—	$—

Total tax provision	$1,251	$217	$264

A reconciliation of income tax at the Irish statutory income tax rate and our provision for income tax expense was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Income tax at Irish statutory rate	$2,733	$741	$(791)
Add (deduct):
Non-deductible acquisition costs	497	—	—
(Gain) loss on fair value adjustment	(1,179)	276	191
Other permanent reconciling items	39	1	—
Foreign income taxed at rates other than the Irish standard rate	(1,244)	(1,263)	720
Change in valuation allowance	405	462	144

Provision for income tax expense	$1,251	$217	$264

Deferred income taxes reflect the tax effects of net operating loss and tax credit carryforwards and the net temporary differences between the carrying amounts of assets and liabilities for financial reporting and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows (in thousands):

	December 31,
	2011	2010

Deferred tax assets:
Net operating loss carryforwards	$1,116	$689
Accruals	10,063	8,722
Inventory adjustments	660	229
Other	248	173

Total deferred tax assets	12,087	9,813
Valuation allowance	(12,087)	(9,813)

Net deferred tax assets	$—	$—

Realization of our deferred tax assets is dependent upon the generation of future taxable income, if any, the amount and timing of which are uncertain. Based on available objective evidence, management believes it more likely than not that our deferred tax assets are not recognizable and will not be recognizable until there is sufficient taxable income. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $2.3 million and $1.8 million in 2011 and 2010, respectively. Any subsequent increase in the valuation allowance will result in an increase to deferred tax expense. Any decrease in the valuation allowance will result in a decrease to deferred tax expense.

As of December 31, 2011, there were net operating loss carryforwards for Irish income tax purposes of approximately $8.9 million available to reduce future income subject to income taxes. The Irish net operating loss carryforwards have no expiration period.

Deferred tax liabilities have not been recognized for approximately $138.3 million of undistributed earnings of the Company’s foreign subsidiaries at December 31, 2011. As of December 31, 2011, it is not practicable to determine the deferred tax liability related to these undistributed earnings. Unremitted earnings may be liable to overseas tax or Irish taxation if they were to be distributed as dividends.

Azur Pharma has not identified any positions that it believes would not meet the more likely than not standard and require a reserve. There were no interest or penalties related to unrecognized tax benefits. Azur Pharma does not anticipate that the amount of existing unrecognized tax benefits will significantly increase or decrease within the next 12 months. The Company will file income tax returns in Ireland, the United States federal jurisdiction and various state jurisdictions, which typically have three to four tax years open to examination at any point in time.

13. Azur Related Party Transactions

In October 2008, Azur Pharma leased an office facility from a director, Seamus Mulligan, through October 2029. Rentals paid on this lease amounted to $289,000, $275,000 and $292,000 in the years ended December 31, 2011, 2010 and 2009, respectively. There were no amounts unpaid at December 31, 2011, 2010 and 2009.

In May 2011, Azur Pharma entered into an agreement with Circ Pharma Limited/Circ Pharma Research and Development Limited (“Circ”), companies controlled by Seamus Mulligan, whereby it obtained an option to license certain rights and assets in relation to Tramadol (a chronotherapeutic formulation) and to conduct certain development activities. Azur Pharma paid Circ $250,000 for this option, which was recognized as a research and development expense in the year ended December 31, 2011.

During the year ended December 31, 2011, Azur Pharma paid $232,000 in fees for general advisory work to entities affiliated with J&E Davy. J&E Davy is the parent company of Davycrest Nominees, which was a significant investor in Azur Pharma.

14. 401(k) Plan

Azur Pharma provided a qualified 401(k) savings plan for U.S. employees. All employees were eligible to participate, provided they met the requirements of the plan. Azur Pharma matched 50% of each participating employee’s contributions to the 401(k) plan up to a maximum of 3% of the employee’s base pay. Azur Pharma’s matching contributions vested based upon an employee’s service time to the company, such that the match was vested at a rate of 25% per year of service. Azur Pharma contributed $0.3 million, $0.2 million and $0.2 million in the years ended December 31, 2011, 2010 and 2009, respectively.

15. Segment and Other Information

Azur Pharma determined that it operated in one business segment which was the development and commercialization of pharmaceutical products.

The following is a summary of Azur Pharma’s total revenues (in thousands):

	Year Ended December 31,
	2011	2010	2009
Prialt	$20,600	$12,852	$—
FazaClo LD	30,105	34,555	34,189
FazaClo HD	8,681	2,780	—
Women’s Health and Other	34,857	33,012	32,553

	$94,243	$83,199	$66,742

All revenue was derived from external customers. All revenue was derived from sales of pharmaceutical products in the U.S. Revenue was attributed to countries on the basis of country of destination.

The following table presents a summary of revenues from customers who represent at least 10% of Azur Pharma’s total revenues:

	Year Ended December 31,
	2011	2010	2009
McKesson Corporation	28%	31%	38%
Cardinal Health Inc.	26%	27%	28%
AmerisourceBergen Corporation	19%	19%	21%
Integrated Commercialization Solutions Inc. ¹	17%	12%	—

¹	Integrated Commercialization Solutions Inc. is a subsidiary of AmerisourceBergen Corporation.

The following table presents total long-lived assets by location (in thousands):

	December 31,
	2011	2010
Ireland	$176	$266
International	44,516	55,928

Total	$44,692	$56,194

16. Subsequent Event

On January 16, 2012, Azur Pharma was renamed Jazz Pharmaceuticals Public Limited Company.

On January 18, 2012, pursuant to the Merger Agreement, a wholly-owned subsidiary of Azur Pharma merged with and into Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. surviving the merger and becoming a wholly-owned subsidiary of Jazz Pharmaceuticals Public Limited Company. At the effective time of the merger and pursuant to the Merger Agreement, each share of the common stock, par value $0.0001 per share, of Jazz Pharmaceuticals, Inc. issued and outstanding immediately prior to the effective time of the merger was canceled and automatically converted into and became the right to receive one ordinary share, nominal value $0.0001 per share, of Jazz Pharmaceuticals Public Limited Company. Further, stock options and stock awards outstanding under Jazz Pharmaceuticals, Inc.’s equity incentive plans were converted into stock options and stock awards to purchase or receive an equal number of ordinary shares of Jazz Pharmaceuticals Public Limited Company with substantially the same terms and conditions. In addition, outstanding warrants to purchase Jazz Pharmaceuticals, Inc. common stock were converted into substantially the same warrants to purchase an equal number of ordinary shares of Jazz Pharmaceuticals Public Limited Company.

On January 18, 2012, the authorized share capital of the Company was reduced from 100,000,000,000 ordinary shares ($0.0001 par value), 41,666,667 non-voting euro deferred shares (€0.01 par value) and 2,000,000 deferred shares ($0.0001 par value) to 300,000,000 ordinary shares and 4,000,000 deferred shares by the cancellation of: (a) all of the ordinary shares of $0.0001 each, save for 300,000,000 ordinary shares of $0.0001 each; (b) 37,666,667 of the authorized non-voting euro deferred shares of €0.01 each; and (c) 2,000,000 of the authorized but unissued deferred shares of $0.0001 each.

Authorized
300,000,000 Ordinary shares of $0.0001 each	$30,000
4,000,000 Non-voting euro deferred shares of €0.01	€40,000

Issued
12,359,867 Ordinary shares of $0.0001 each	$1,236
4,000,000 Non-voting euro deferred shares of €0.01	€40,000

Immediately prior to the merger and in order to effect the transactions contemplated by the Merger Agreement, the number of Azur Pharma’s ordinary shares then outstanding were reduced based on a ratio of 0.2883 of an ordinary share of Azur Pharma for each whole ordinary share then held by the historic shareholders of Azur Pharma (such reduction, the “Reorganization”). Following the Reorganization and immediately after giving effect to the issuance of ordinary shares of Jazz Pharmaceuticals Public Limited Company to the former stockholders of Jazz Pharmaceuticals, Inc. in the merger, approximately 43,838,000, or 78%, of the ordinary shares of Jazz Pharmaceuticals Public Limited Company were held by the former stockholders of Jazz Pharmaceuticals, Inc., and the remaining 12,360,000, or 22%, ordinary shares were held by the persons and entities who acquired Azur Pharma’s ordinary shares prior to the merger. Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes, and the merger is being accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the historical financial statements of Jazz Pharmaceuticals, Inc. prior to the effective time of the merger on January 18, 2012 became the historical financial statements of Jazz Pharmaceuticals Public Limited Company.

In connection with the merger, the vesting and exercisability of outstanding share options under the Share Option Plan were accelerated effective immediately prior to completion of the merger, and all such outstanding share options were exercised immediately prior to the merger. Immediately prior to the completion of the merger, share-based compensation expense of $2.4 million was recorded due to these acceleration provisions. In addition, contingent investment banking fees of $11.5 million were expensed immediately prior to the completion of the merger, and were subsequently paid in January 2012. These costs were contingent upon the successful completion of the merger with Jazz Pharmaceuticals, Inc.

17. Quarterly Financial Data (Unaudited)

The following interim financial information presents the 2011 and 2010 results of operations on a quarterly basis (in thousands, except per share amounts):

	September 30	September 30	September 30	September 30
	2011
	March 31	June 30	September 30	December 31

Revenues	$21,466	$23,574	$22,971	$26,232
Gross margin	16,182	21,161	19,546	22,182
Amortization of intangible assets	2,979	2,983	2,983	3,001
Net income	1,949	2,921	10,000	5,742
Basic and diluted net income per ordinary share	0.05	0.07	0.24	0.14

	2010
	March 31	June 30	September 30	December 31

Revenues	$15,129	$22,299	$22,129	$23,642
Gross margin	10,584	15,781	19,151	18,344
Amortization of intangible assets	3,768	4,043	4,184	4,205
Net (loss) income	(1,947)	2,918	1,284	3,457
Basic and diluted net (loss) income per ordinary share	(0.05)	0.07	0.03	0.08

Net income for the three months ended September 30, 2011 includes an unrealized gain of $9.7 million related to fair value remeasurement of ratchet shares as compared to unrealized losses recorded in prior quarters. Net income for the three months ended September 30, 2011 and December 31, 2011 includes transaction costs related to the merger with Jazz Pharmaceuticals, Inc. of $2.5 million and $1.5 million, respectively.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
For the year ended December 31, 2011
Allowance for sales discounts	$200	$2,629	$(2,523)	$306
Allowance for rebates and chargebacks	8,883	14,136	(14,078)	8,941
Allowance for returns	13,362	9,024	(4,690)	17,696
Allowance for wholesaler fees	906	3,711	(3,969)	648

For the year ended December 31, 2010
Allowance for sales discounts	$200	$2,420	$(2,420)	$200
Allowance for rebates and chargebacks	7,828	18,759	(17,704)	8,883
Allowance for returns	6,897	9,122	(2,657)	13,362
Allowance for wholesaler fees	1,098	4,286	(4,478)	906

For the year ended December 31, 2009
Allowance for sales discounts	$206	$1,863	$(1,869)	$200
Allowance for rebates and chargebacks	4,568	15,254	(11,994)	7,828
Allowance for returns	4,102	7,196	(4,401)	6,897
Allowance for wholesaler fees	—	4,054	(2,956)	1,098

All balances are included in accrued liabilities.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500) filed with the Commission on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

4.1	Reference is made to Exhibit 3.1.

4.2A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein.

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Series BB Preferred Stock Warrants originally issued by Jazz Pharmaceuticals, Inc.

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc.

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc.

4.6	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. on July 7, 2009.

4.7A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.7B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein.

4.8	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.1+	2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.2+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.3A+	2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.3B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland.

10.4+	Form of Option Agreement and Form of Option Grant Notice under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007).

10.5†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.50 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007).

10.6†	Quality Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.51 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.7	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.8A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57A in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57B in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57D in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.9+	Form of Letter, amending outstanding options granted under Jazz Pharmaceuticals, Inc.’s 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.60 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

10.10+	Form of Stock Award Grant Notice and Stock Award Agreement under Jazz Pharmaceuticals, Inc.’s 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.73 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008).

10.11	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.82 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.12	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.83 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.13	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.14	Form of Indemnification Agreement between Jazz Pharmaceuticals, Inc. and its officers and directors (incorporated herein by reference to Exhibit 10.89 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

10.15+	Offer Letter from Jazz Pharmaceuticals, Inc. to Kathryn Falberg (incorporated herein by reference to Exhibit 10.92 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on December 3, 2009).

10.16†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.17+	Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.18+	2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.19+	2007 Employee Stock Purchase Plan Offering Document, as amended and restated.

10.20+	Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.21+	Separation Agreement, dated January 6, 2011, by and between Jazz Pharmaceuticals, Inc. and Robert Myers (incorporated herein by reference to Exhibit 10.53 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2010, as filed with the SEC on March 8, 2011).

10.22	Master Services Agreement, dated April 15, 2011, by and between Jazz Pharmaceuticals, Inc., CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

10.23+	Offer Letter from Jazz Pharmaceuticals, Inc. to Jeffrey Tobias, M.D. (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on November 8, 2011).

10.24+	Form of Notice to Option Holder Re: Outstanding Nonstatutory Stock Options to Purchase Shares of Jazz Pharmaceuticals, Inc.’s Common Stock (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on October 28, 2011).

10.25	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.26	Escrow Agreement made and entered into as of January 18, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., Seamus Mulligan, solely in his capacity as Indemnitors’ Representative, and Deutsche Bank National Trust Association, as escrow agent (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.27+	Separation Agreement, dated January 18, 2012, by and between Jazz Pharmaceuticals plc and Carol Gamble.

10.28	Lease Agreement, dated October 20, 2008, between Seamus Mulligan, as lessor, and Jazz Pharmaceuticals plc, as lessee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.29+	Employment Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.30	Noncompetition Agreement by and between Seamus Mulligan and and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.31	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University.

10.32+	Non-Employee Director Compensation Arrangements.

10.33+	Jazz Pharmaceuticals plc Cash Bonus Plan.

10.34+	Amended and Restated Executive Change in Control and Severance Benefit Plan.

10.35+	Form of Option Grant Notice and Form of Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan.

10.36+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Amended and Restated 2007 Equity Incentive Plan.

10.37+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan.

10.38+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Amended and Restated 2007 Equity Incentive Plan.

10.39A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.39B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland.

10.40+	Form of Option Grant Notice and Form of Stock Option Agreement under the 2011 Equity Incentive Plan.

10.41+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the 2011 Equity Incentive Plan.

10.42+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan.

10.43+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the 2011 Equity Incentive Plan.

10.44+	Amended and Restated Rules of the Azur Pharma Public Limited Company Share Option Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 333-177528), as filed with the SEC on December 14, 2011).

21.1	Subsidiaries of Jazz Pharmaceuticals Public Limited Company.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereto).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.