Form 10-K/A
period 2011-12-31
Azur Pharma Public Ltd Co
filed 2012-04-27
CIK 1529938

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of January 18, 2012, based upon the last sale price reported for such date on the NASDAQ Global Select Market, was $1,555,899,684. The calculation of the aggregate market value of voting and non-voting stock excludes 23,331,086 of the registrant’s ordinary shares held by executive officers, directors, and shareholders that the registrant has concluded were affiliates of the registrant at that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant. The registrant has elected to use January 18, 2012 as the calculation date, which was the initial trading date of the registrant’s ordinary shares on the NASDAQ Global Select Market, since on June 30, 2011 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately-held concern. As of April 18, 2012, a total of 56,614,232 ordinary shares of the registrant, nominal value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment, to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (Commission File Number (333-177528)), or the 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 28, 2012. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Proxy Statement for the registrant’s 2012 Annual General Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 10-K. This Amendment does not reflect events occurring after the filing of the original 10-K (i.e., those events occurring after February 28, 2012) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 10-K and the registrant’s other filings with the SEC, including the separate Annual Report on Form 10-K that covers the last full fiscal year of Jazz Pharmaceuticals, Inc. and includes the historical financial statements of Jazz Pharmaceuticals, Inc., which was filed by the registrant on behalf of and as successor to Jazz Pharmaceuticals, Inc. under Commission File Number (001-33500).

As discussed in the Explanatory Note in the 10-K, the 10-K was filed by the registrant on its own behalf. The registrant is also deemed to be the successor to Jazz Pharmaceuticals, Inc. pursuant to Rule 12g-3(a) under the Exchange Act, and filed a separate Annual Report on Form 10-K for the fiscal year ended December 31, 2011 on behalf of Jazz Pharmaceuticals, Inc. as required by Rule 12g-3(g) under the Exchange Act. The 10-K and this Amendment contain information to be reported by Azur Pharma with respect to its last full fiscal year, as well as information about the combined company after giving effect to the merger described below.

The registrant is an Irish public limited company that was formerly named Azur Pharma Public Limited Company. Pursuant to an Agreement and Plan of Merger and Reorganization, or Merger Agreement, dated as of September 19, 2011, as amended, a wholly-owned subsidiary of the registrant merged with and into Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. surviving the merger and becoming a wholly-owned subsidiary of the registrant. The merger was consummated on January 18, 2012. Pursuant to the Merger Agreement, the registrant changed its name to Jazz Pharmaceuticals Public Limited Company (referred to herein as Jazz Pharmaceuticals plc), and each share of the common stock of Jazz Pharmaceuticals, Inc. issued and outstanding immediately prior to the effective time of the merger was canceled and automatically converted into and became the right to receive one ordinary share of the registrant. The registrant’s ordinary shares trade on the same exchange, The NASDAQ Global Select Market, and under the same trading symbol, “JAZZ,” as the Jazz Pharmaceuticals, Inc. common stock prior to the merger. Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes and the transaction is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations.

Unless otherwise indicated or the context otherwise requires, all references in this Amendment to “Jazz Pharmaceuticals,” “the company,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger. The historical financial information set forth in this report, unless otherwise indicated or the context otherwise requires, reflects the consolidated results of operations and financial position of Azur Pharma prior to the merger.

JAZZ PHARMACEUTICALS PLC

(formerly known as Azur Pharma Public Limited Company)

2011 ANNUAL REPORT ON FORM 10-K

Amendment No. 1

Unless otherwise indicated or the context otherwise requires, all references herein to “Jazz Pharmaceuticals,” “the company,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger described below. The historical financial information set forth in this report, unless otherwise indicated or the context otherwise requires, reflects the consolidated results of operations and financial position of Azur Pharma prior to the merger described below.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

On January 18, 2012, Azur Pharma and Jazz Pharmaceuticals, Inc. completed a merger transaction, or the merger, in connection with which Azur Pharma was re-named Jazz Pharmaceuticals plc and we became the parent company of and successor to Jazz Pharmaceuticals, Inc., with Jazz Pharmaceuticals, Inc. becoming our wholly-owned subsidiary. In the merger, all outstanding shares of Jazz Pharmaceuticals, Inc.’s common stock were canceled and converted into the right to receive, on a one-for-one basis, our ordinary shares. Our ordinary shares trade on the same exchange, The NASDAQ Global Select Market, and under the same trading symbol, “JAZZ,” as the Jazz Pharmaceuticals, Inc. common stock prior to the merger. Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes, and the merger is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. We are also considered to be the successor to Jazz Pharmaceuticals, Inc. for certain purposes under both the Securities Act of 1933, as amended, or the Securities Act, and the Securities Exchange Act of 1934, as amended, or the Exchange Act.

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information with respect to our board of directors and executive officers, which, except as noted, provides information with respect to our company following the merger.

Our Board of Directors

Our board of directors is divided into three classes, designated Class I, Class II and Class III. The term of the initial Class I directors will terminate on the date of our 2012 annual general meeting of shareholders; the term of the initial Class II directors will terminate on the date of our 2013 annual general meeting of shareholders; and the term of the initial Class III directors will terminate on the date of our 2014 annual general meeting of shareholders. At each annual general meeting of shareholders, beginning in 2012, successors to the class of directors whose term expires at that annual general meeting will be elected for a three-year term.

Effective upon or in connection with the consummation of the merger, the following individuals, each of whom served as a member of Jazz Pharmaceuticals, Inc.’s board of directors as of immediately prior to the merger, were elected to our board of directors: Bryan C. Cressey, Kenneth W. O’Keefe and Alan M. Sebulsky were appointed as Class I directors; Paul L. Berns and Patrick G. Enright were appointed as Class II directors; and Bruce C. Cozadd, James C. Momtazee and Rick E Winningham were appointed as Class III directors. Seamus Mulligan, who served on Azur Pharma’s board of directors, remained as a member of our board of directors and was appointed as a Class II director in connection with the merger. In addition, effective upon consummation of the merger, the persons who served as executive officers of Jazz Pharmaceuticals, Inc. as of immediately prior to the merger became our executive officers.

The following is a brief biography of each member of our board of directors, as of April 18, 2012, with each biography including information regarding the experiences, qualifications, attributes or skills that caused our board of directors to determine that each member of our board of directors should serve as a director.

Class I Directors Continuing in Office Until the 2012 Annual General Meeting

Bryan C. Cressey, age 62, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2006 until the merger. Since 2007, he has been a Partner of Cressey and Company, LLC, and since 1998, he has been a Partner of Thoma Cressey Bravo, Inc., both private equity firms of which he is a founder. Mr. Cressey serves as the Chairman of the board of directors of Belden, Inc., a networking cable technology company, and on the boards of Select Medical Corporation, a healthcare services company, and several privately-held healthcare services companies. He received a B.A. from the University of Washington, a J.D. from Harvard Law School and an M.B.A. from Harvard Business School. As the founder of the health care focused private equity firm Cressey and Company, LLC and board member of several health care companies, Mr. Cressey brings to our board of directors many years of experience and expertise as an investor in and advisor to companies in the health care sector.

Kenneth W. O’Keefe, age 45, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the merger. Since 1997, he has been Managing Director of Beecken Petty O’Keefe & Company, a private equity firm, which he co-founded. He serves on the boards of several privately held healthcare companies. He received a

B.A. from Northwestern University and an M.B.A. from the University of Chicago. As a member of the private equity firm Beecken Petty O’Keefe, Mr. O’Keefe brings to our board of directors significant expertise in accounting and financial matters and in analyzing and evaluating financial statements, as well as substantial experience managing private equity investments. He serves or has served on the audit committee of several companies in the health care industry. As Chair of our audit committee and the chair of the audit committee of Jazz Pharmaceuticals, Inc.’s board of directors for several years, Mr. O’Keefe has detailed knowledge of our financial position and financial statements.

Alan M. Sebulsky, age 53, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the merger. Since 2003, he has served as a Managing Partner of Apothecary Capital LLC, an investment advisory firm. From 1994 to 2002, he held various positions, most recently as a Managing Director, at Lincoln Capital Management, a private investment management firm, where he was responsible for investments in the health care industry. He received a B.B.A. and an M.S. from the University of Wisconsin, Madison. In the past five years he served as a director of Arrow International. Mr. Sebulsky brings to our board of directors the perspectives of a former Wall Street healthcare stock analyst and an investor who actively follows the health care industry and manages a dedicated healthcare investment fund.

Class II Directors Continuing in Office Until the 2013 Annual General Meeting

Paul L. Berns, age 45, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the merger. Since March 2006, he has served as the President and Chief Executive Officer, and as a member of the board of directors, of Allos Therapeutics, Inc. From July 2005 to March 2006, Mr. Berns was a self-employed consultant to the pharmaceutical industry. From June 2002 to July 2005, Mr. Berns was President, Chief Executive Officer and a director of Bone Care International, Inc., a specialty pharmaceutical company that was acquired by Genzyme Corporation in 2005. From 2001 to 2002, Mr. Berns served as Vice President and General Manager of the Immunology, Oncology and Pain Therapeutics business unit of Abbott Laboratories, a pharmaceutical company. From 2000 to 2001, he served as Vice President, Marketing of BASF Pharmaceuticals/Knoll, a pharmaceutical company, and from 1990 to 2000, Mr. Berns held various positions, including senior management roles, at Bristol-Myers Squibb Company, a pharmaceutical company. Mr. Berns has been a director of XenoPort, Inc. since 2005. Mr. Berns received a B.S. in Economics from the University of Wisconsin. Mr. Berns’ experience as Chief Executive Officer of Allos Therapeutics and Bone Care International provides significant management expertise and industry knowledge to our board of directors.

Patrick G. Enright, age 50, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2009 until the merger. Since 2006, Mr. Enright has served as a Managing Director of Longitude Capital, a venture capital firm, of which he is a founder. From 2002 through 2006, Mr. Enright was a Managing Director of Pequot Ventures where he co-led the life sciences investment practice. Mr. Enright also has significant life sciences operations experience, beginning his career more than 25 years ago at Sandoz (now Novartis). He currently serves on the boards of directors of Corcept Therapeutics Incorporated, a pharmaceutical company, and several privately held companies. In the past five years he also served as a director of Threshold Pharmaceuticals, Sequenom Inc., and Valentis, Inc. Mr. Enright received a B.S. from Stanford University and an M.B.A. from the Wharton School at the University of Pennsylvania. As a venture capital investor focused on life science companies and someone who has worked in the pharmaceutical industry, Mr. Enright brings to our board of directors both operating experience and financial expertise in the life sciences industry.

Seamus Mulligan, age 51, has served as a member of our board of directors since the merger and was a founder and principal investor of Azur Pharma. Mr. Mulligan served as Azur Pharma’s Chairman and Chief Executive Officer and as a member of its board of directors from 2005 until the merger. Mr. Mulligan has served as our Chief Business Officer, International Business Development since the merger. From 1984 until 2004, he held various positions with Elan Corporation, a pharmaceutical company, most recently as its Executive Vice President, Business and Corporate Development. Previously at Elan Corporation, he held the roles of President, Elan Pharmaceutical Technologies, the drug delivery division of Elan, Executive Vice President, Pharmaceutical Operations, Vice President, U.S. Operations and Vice President, Product Development. Mr. Mulligan is Chairman and owner of Circ Pharma Limited and its subsidiaries, a development stage group. He served as a member of the board of directors of the U.S. National Pharmaceutical Council until 2004. Mr. Mulligan received a B.Sc(Pharm) and M.Sc from Trinity College, Dublin, Ireland. As a founder of Azur Pharma and a senior executive of Elan Corporation for 20 years, Mr. Mulligan brings his expertise in business development and deep knowledge of the pharmaceutical industry to our board of directors.

Class III Directors Continuing in Office Until the 2014 Annual General Meeting

Bruce C. Cozadd, age 48, has served as our Chairman and Chief Executive Officer since the merger. He was a co-founder and has served (and continues to serve) as Chairman and Chief Executive Officer of Jazz Pharmaceuticals, Inc. since April 2009. Mr. Cozadd serves as a member of both our and Jazz Pharmaceuticals, Inc.’s board of directors. He also served on Jazz Pharmaceuticals, Inc.’s board of directors prior to the merger. From 2003 until 2009, he served as Jazz Pharmaceuticals, Inc.’s Executive Chairman. From 1991 until 2001, he held various positions with ALZA Corporation, a pharmaceutical company now owned by Johnson & Johnson, most recently as its Executive Vice President and Chief Operating Officer, with responsibility for research and development, manufacturing and sales and marketing. Previously at ALZA Corporation he held the roles of Chief Financial Officer and Vice President, Corporate Planning and Analysis. He serves on the boards of Cerus Corporation, a biopharmaceutical company, Threshold Pharmaceuticals, a biotechnology company, and The Nueva School and Stanford Hospital and Clinics, both non-profit organizations. He received a B.S. from Yale University and an M.B.A. from the Stanford Graduate School of Business. As our Chief Executive Officer, he brings to our board of directors a detailed knowledge of our business.

James C. Momtazee, age 40, has served as a member of our board of directors since January 19, 2012 and was a director of Jazz Pharmaceuticals, Inc. from 2004 until the merger. He is a member of KKR Management LLC, the general partner of KKR & Co. L.P., and he has been employed by Kohlberg Kravis Roberts & Co. L.P., or KKR, since 1996. Funds affiliated with KKR are our largest shareholders. He serves on the boards of directors of HCA Inc., a healthcare services company, and Accellent Inc., a manufacturing and engineering services company. In the past five years he also served as a director of Alliance Imaging. He received an A.B. from Stanford University and an M.B.A. from the Stanford Graduate School of Business. As a Member of KKR and a board member of other health care companies, Mr. Momtazee brings to our board of directors significant expertise in financing and financial matters, including expertise and experience in structuring complex financial transactions and a broad understanding of the market related to those transactions.

Rick E Winningham, age 52, has served as a member of our board of directors since the merger and was a director of Jazz Pharmaceuticals, Inc. from 2010 until the merger. Since 2001, he has served as the Chief Executive Officer and a member of the board of directors of Theravance, Inc., a biopharmaceutical company, and in April 2010, he was appointed Chairman of the board of directors of Theravance. From 1997 to 2001, he served as the President of Bristol-Myers Squibb Oncology/Immunology/Oncology Therapeutics Network and, from 2000 to 2001, as President of Global Marketing. He is a member of the External Advisory Board for the College of Business and Administration and Business Hall of Fame at Southern Illinois University. Mr. Winningham holds an M.B.A. from Texas Christian University and a B.S. from Southern Illinois University. Mr. Winningham’s experience in senior management positions in the pharmaceutical industry provides significant industry knowledge and operational and management expertise to our board of directors.

Our Executive Officers

The following table sets forth certain information concerning our executive officers as of April 18, 2012:

Name	Age	Position
Bruce C. Cozadd	48	Chairman and Chief Executive Officer
Russell J. Cox	48	Executive Vice President and Chief Commercial Officer
Kathryn E. Falberg	51	Executive Vice President and Chief Financial Officer
Suzanne Sawochka Hooper	46	Executive Vice President and General Counsel
Jeffrey K. Tobias, M.D.	57	Executive Vice President, Research and Development and Chief Medical Officer
Karen J. Wilson	48	Vice President, Finance and Principal Accounting Officer

Bruce C. Cozadd. Biographical information regarding Mr. Cozadd is set forth above under “—Our Board of Directors.”

Russell J. Cox was appointed our Executive Vice President and Chief Commercial Officer as of March 2012 and served as our Senior Vice President, Sales and Marketing from the merger until March 2012. Prior to the merger, he served in a variety of escalating senior management sales, marketing and commercial roles since joining Jazz Pharmaceuticals, Inc. in 2010. From January 2009 to January 2010, he was Senior Vice President and Chief Commercial Officer of Ipsen Group, and from 2007 until December 2008, he was Vice President of Marketing at Tercica, Inc. (acquired by Ipsen Group), a biotechnology company. From 2003 to 2007, he was with Scios Inc. (acquired by Johnson and Johnson later in 2003), where he also held the role of Vice President, Marketing. Prior to 2003, Mr. Cox was with Genentech, Inc. for 12 years, where he was a Product Team Leader (PTL) responsible for the Growth Hormone franchise and led numerous product launches as a Group Product Manager. Mr. Cox received a B.S. in Biomedical Science from Texas A&M University.

Kathryn E. Falberg was appointed our Executive Vice President and Chief Financial Officer as of March 2012 and served as our Senior Vice President and Chief Financial Officer from the merger until March 2012. Prior to the merger, she served as Jazz Pharmaceuticals, Inc.’s Senior Vice President and Chief Financial Officer since joining Jazz Pharmaceuticals, Inc. in December 2009. From 1995 through 2001, Ms. Falberg was with Amgen, Inc., where she served as Senior Vice President Finance, Strategy and Chief Financial Officer, and before that as Vice President, Controller and Chief Accounting Officer, and Vice President, Treasurer. From 2003 to 2008, Ms. Falberg was President of Canyon Capital & Consulting, a private investment and consulting firm, where she worked with a number of smaller companies while also serving as a corporate director and audit committee chair for several companies, and from February 2009 to November 2009, she was Chief Financial Officer and Chief Operating Officer at ARCA biopharma, Inc., a biopharmaceutical company. Ms. Falberg received an M.B.A. and B.A. in Economics from the University of California, Los Angeles and is a Certified Public Accountant (inactive). Ms. Falberg currently serves on the boards, and is Chair of the audit committees, of the biopharmaceutical companies Halozyme Therapeutics and QLT, Inc.

Suzanne Sawochka Hooper was appointed our Executive Vice President and General Counsel as of March 2012. From 1996 through early 2012, she was a Partner at the law firm Cooley LLP. Ms. Hooper served for several years as a member of Cooley’s Management Committee and Vice Chair of the Business department. While at Cooley, Ms. Hooper practiced corporate and securities law, primarily with companies and investors in the life sciences industry, and with an emphasis on securities transactions and mergers and acquisitions. Ms. Hooper received a J.D. from the University of California, Berkeley, Boalt Hall School of Law and a B.A. in Political Science from the University of California, Santa Barbara. Ms. Hooper is a member of the State Bar of California.

Jeffrey K. Tobias, M.D., was appointed our Executive Vice President, Research and Development and Chief Medical Officer as of March 2012 and served as our Senior Vice President, Research and Development and Chief Medical Officer from the merger until March 2012. Prior to the merger, he served as Jazz Pharmaceuticals, Inc.’s Senior Vice President, Research and Development and Chief Medical Officer since joining Jazz Pharmaceuticals, Inc. in October 2011. From January 2010 to October 2011, Dr. Tobias served as Executive Vice President, Research and Development at NeurogesX, Inc.; prior to that he served as NeurogesX’s Chief Medical Officer since November 2005. Dr. Tobias was founder and managing director of the Aquila Consulting Group, LLC, a biopharmaceutical consulting firm from September 1996 to November 2005. Prior to these activities, Dr. Tobias was a Director, New Product Discovery at ALZA Corporation, Director, Clinical Development at Chiron Corporation, and Director, Clinical Research at Xoma Corporation. Dr. Tobias received board-certification in both Internal Medicine and Pulmonary Medicine and completed training in Critical Care Medicine at the University of California, Los Angeles. He received his bachelor’s degree and medical degree with honors from the University of Illinois.

Karen J. Wilson has served as our Vice President, Finance and Principal Accounting Officer since the merger. Prior to the merger, she served as Jazz Pharmaceuticals, Inc.’s Vice President, Finance since February 2011 and was appointed Principal Accounting Officer in March 2011. From 2009 to January 2011, Ms. Wilson served as Vice President of Finance and Principal Accounting Officer at PDL BioPharma, Inc. From 2005 to 2009, she served as a principal at the consulting firm Wilson Crisler LLC. Previously, from 2001 to 2004, she was Chief Financial Officer of ViroLogic, Inc. Prior to joining ViroLogic, Ms. Wilson served as Chief Financial Officer and Vice President of Operations for Novare Surgical Systems, Inc. from 1999 to 2001. Prior to 1999, Ms. Wilson worked for Deloitte & Touche LLP for ten years, serving clients in both the medical and technology fields. Ms. Wilson is a Certified Public Accountant (inactive) in the State of California and received a B.S. in Business from the University of California, Berkeley.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Azur Pharma had no class of securities registered pursuant to Section 12 the Exchange Act at any point during the fiscal year ended December 31, 2011. Accordingly, none of its officers, directors and greater than ten percent beneficial owners were required to file reports under Section 16(a) of the Exchange Act with respect to such fiscal year.

CERTAIN CORPORATE GOVERNANCE MATTERS

Set forth below is information with respect to certain corporate governance matters which provides information with respect to our company following the merger.

Director Nominations and Recommendations

Director Nominations. The Irish Companies Acts of 1963 to 2009, or the Companies Acts, provide that shareholders holding not less than 10% of the total voting rights may call an extraordinary general meeting for the purpose of considering director nominations or other proposals.

Our memorandum and articles of association provide that shareholder nominations of persons to be elected to the board of directors at an annual general meeting must be made following written notice to our company secretary executed by a shareholder accompanied by certain background and other information specified in the memorandum and articles of association.

Such written notice and information must be received by our company secretary not less than 90 days nor more than 150 days before the first anniversary of the date of our proxy statement was first released to our shareholders for the prior year’s annual general meeting; provided, however, that in the event the date of the annual general meeting is changed by more than 30 days from the first anniversary date of the prior year’s annual general meeting, notice must be so delivered not earlier than the 150th day prior to such annual general meeting and not later than the later of the 90th day prior to such annual general meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. Our memorandum and articles of association provide that a resolution on other proposals may only be proposed at an annual general meeting if either (i) it is proposed by or at the direction of our board of directors; or (ii) it is proposed at the direction of the Irish High Court; or (iii) the Chairman of the meeting decides, in his or her absolute discretion, that the resolution may properly be regarded as within the scope of the relevant meeting.

Director Recommendations. Our nominating and corporate governance committee, to date, has not adopted a formal policy with regard to the consideration of director candidates recommended by shareholders and will consider director candidates recommended by shareholders on a case-by-case basis, as appropriate. Shareholders wishing to recommend individuals for consideration by the nominating and corporate governance committee may do so by delivering a written recommendation to our company secretary at 45 Fitzwilliam Square, Dublin 2 Ireland and providing the candidate’s name, biographical data and qualifications and a document indicating the candidate’s willingness to serve if elected. The nominating and corporate governance committee does not intend to alter the manner in which it evaluates candidates based on whether the candidate was recommended by a shareholder or not.

Audit Committee

We have a standing audit committee that is currently composed of three directors (Messrs. Enright, O’Keefe and Sebulsky). Our board of directors has determined that Messrs. Enright, O’Keefe and Sebulsky meet the independence requirements of Rule 10A-3 of the Exchange Act and NASDAQ listing standards with respect to audit committee members. Our board of directors has also determined that Mr. O’Keefe qualifies as an “audit committee financial expert” within the meaning of SEC regulations. In making this determination, our board of directors considered the overall knowledge, experience and familiarity of Mr. O’Keefe with accounting matters, in analyzing and evaluating financial statements, and in managing private equity investments. Mr. O’Keefe serves as chairperson of the audit committee. Prior to the completion of the merger, Azur Pharma did not have a standing audit committee.

Code of Conduct

Our Code of Conduct, which was adopted in connection with the consummation of the merger, applies to all of our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and those of our subsidiaries, including Jazz Pharmaceutical, Inc. The Code of Conduct is available on our website at www.jazzpharmaceuticals.com under the section entitled “About Us” at “Corporate Responsibility.” Shareholders may request a free copy of the Code of Conduct by submitting a written request to Jazz Pharmaceuticals plc, Attention: Investor Relations, c/o Jazz Pharmaceuticals, Inc., 3180 Porter Drive, Palo Alto, California 94304. If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation

The compensation amounts and other information presented in the following Compensation Discussion and Analysis and elsewhere in this Item 11 focus on the most recently completed fiscal year of Azur Pharma and do not include any historical compensation information relating to Jazz Pharmaceuticals, Inc. The 10-K covers the last fiscal year of Azur Pharma, and the merger was consummated after the end of the period covered by the 10-K. Effective upon consummation of the merger, the persons who served as executive officers of Jazz Pharmaceuticals, Inc. as of immediately prior to the merger became our executive officers, and in connection with the merger, we succeeded to or assumed and adopted Jazz Pharmaceuticals, Inc.’s executive compensation arrangements. None of the former Azur Pharma executive officers serve as executive officers of the combined company. Jazz Pharmaceuticals, Inc. is also treated as the acquiring company in the merger for accounting purposes and the transaction is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. Accordingly, the compensation information as reported herein is not indicative of the compensation practices that have been and will be followed by us. Investors should review the separate Annual Report on Form 10-K for the year ended December 31, 2011, including Amendment No. 1 thereto, that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the Securities and Exchange Commission (Commission File No. 001-33500) for executive compensation information relating to the most recently completed fiscal year of Jazz Pharmaceuticals, Inc., which executive compensation information we believe provides investors with the most relevant disclosure pertaining to the compensation practices that have been and will be followed by us.

Immediately prior to the merger and in order to effect the transactions contemplated by the Agreement and Plan of Merger and Reorganization pursuant to which the merger was consummated, Azur Pharma completed a reorganization of its capital structure, which we refer to in this Item 11 as the Reorganization, pursuant to which the number of Azur Pharma’s ordinary shares then outstanding were reduced based on a ratio of 0.2883 of an ordinary share of Azur Pharma for each whole ordinary share then held by the historic shareholders of Azur Pharma, which ratio is referred to in this Item 11 as the Reorganization Ratio. Except as noted, the share and per share amounts included in this Item 11 have not been retroactively adjusted to give effect to the Reorganization.

Unless otherwise indicated or the context otherwise requires, all references in this Item 11 to “Jazz Pharmaceuticals,” “the company,” “we,” “us,” and “our” refer to Jazz Pharmaceuticals plc and its consolidated subsidiaries, including its predecessor Jazz Pharmaceuticals, Inc. All references to “Azur Pharma” are references to Jazz Pharmaceuticals plc (f/k/a Azur Pharma Public Limited Company) and its consolidated subsidiaries prior to the effective time of the merger on January 18, 2012. The historical information, including historical compensation and financial information, included in this Item 11 is that of Azur Pharma prior to the merger.

Compensation Discussion and Analysis

Overview and Executive Compensation Philosophy

The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who served as Azur Pharma’s principal executive officer, principal financial officer and three other most highly compensated executive officers as of December 31, 2011, which persons are referred to in this report as the Azur Pharma named executive officers: Seamus Mulligan, David Brabazon, Eunan Maguire, Fintan Keegan and Michael Kelly. Each of the Azur Pharma named executive officers held the following positions with Azur Pharma as of December 31, 2011 and with Jazz Pharmaceuticals following the effective time of the merger, pursuant to employment agreements entered into with Jazz Pharmaceuticals in connection with the merger.

Name	Principal Position with Azur Pharma as of December 31, 2011	Principal Position with Jazz Pharmaceuticals Following the Merger
Seamus Mulligan	Chairman and Chief Executive Officer	Chief Business Officer, International Business Development

David Brabazon	Chief Financial Officer and Senior Vice President	Senior Vice President, Finance, Dublin

Eunan Maguire	President, North America	Senior Vice President, Strategy and Corporate Development

Fintan Keegan	Senior Vice President, Technical Operations	Senior Vice President, Technical Operations

Michael Kelly	Senior Vice President, General Manager North America	Senior Vice President, Sales and Marketing

Azur Pharma was a privately-held company formed in 2005. Messrs. Mulligan, Brabazon and Maguire were founders of and initial investors in Azur Pharma. Immediately before the closing of the merger, Mr. Mulligan beneficially owned almost half, and Messrs. Brabazon and Maguire beneficially owned approximately four percent and three percent, of Azur Pharma’s ordinary shares, respectively. Azur Pharma also had a large outside investor, Davycrest Nominees Limited, or Davy, that held and exercised voting and investment control over approximately 45% of Azur Pharma’s ordinary shares. Azur Pharma did not have a compensation committee of the board of directors or committee performing equivalent functions. Accordingly, the entire Azur Pharma board of directors was responsible for decisions regarding the compensation of the Azur Pharma named executive officers. Under Azur Pharma’s shareholders agreement with Davy, changes in base salary and discretionary contributions (in the form of cash payments to the individuals or cash contributions to individual retirement accounts) for Messrs. Mulligan, Brabazon and Maguire and any equity grants proposed for all Azur Pharma employees, including the Azur Pharma named executive officers, required Davy’s approval.

Azur Pharma’s goal for its executive compensation program was to attract, motivate and retain a talented, entrepreneurial and creative team of executives who would provide leadership for Azur Pharma’s success in the dynamic and competitive pharmaceuticals market. Azur Pharma sought to accomplish this goal in a way that rewarded the executives based on Azur Pharma’s corporate performance and therefore aligned their interests with the interests of the Azur Pharma shareholders. The Azur Pharma board of directors treated the Azur Pharma named executive officers as a cohesive team, and while each executive was expected to perform his individual job responsibilities, corporate performance predominantly drove compensation decisions. The Azur Pharma board of directors determined that each of the Azur Pharma named executive officers consistently demonstrated superior individual performance and was essential to Azur Pharma’s success. Accordingly, Azur Pharma’s executive compensation program was designed to be internally consistent and equitable in order to foster team work, further Azur Pharma’s success and achieve the goal of its executive compensation program.

The compensation for the Azur Pharma named executive officers generally consisted of three elements—share options, base salaries and discretionary contributions—that were designed to reward performance in a simple and straightforward manner. Azur Pharma’s board of directors considered equity ownership in Azur Pharma to be the primary driver for promoting the executives’ long-term commitment to Azur Pharma. The Azur Pharma board of directors believed that the equity ownership of Messrs. Mulligan, Brabazon and Maguire, as founders of Azur Pharma, significantly aligned their interests with the interests of the Azur Pharma shareholders and therefore approved a limited number of option grants to these three founders over the years. The Azur Pharma board of directors approved substantial initial share option grants to Messrs. Keegan and Kelly in connection with their joining Azur Pharma, and also approved larger periodic refresh grants to Messrs. Kelly and Keegan than the refresh grants to Messrs. Mulligan, Brabazon and Maguire.

The Azur Pharma board of directors believed that cash compensation, including base salaries and discretionary contributions, was an important component of the executive compensation program as these types of compensation motivated the Azur Pharma named executive officers to achieve corporate performance objectives during a specific period. The Azur Pharma board of directors also believed that cash compensation promoted retention in the short term, and that significant differences in cash compensation among the members of the executive team, other than Mr. Mulligan, would be inconsistent with the objective of maintaining a cohesive team. As such, provided that the Azur Pharma named executive officers performed their individual job duties and responsibilities, the Azur Pharma board of directors decided that it would maximize cooperation among the Azur Pharma named executive officers by structuring the base salaries and discretionary contributions for each of the Azur Pharma named executive officers, other than Mr. Mulligan, at substantially similar levels. Differences among the base salaries and discretionary contributions to the Azur Pharma named executive officers other than Mr. Mulligan were mainly due to considerations of geographic location and applicable tax laws. The Azur Pharma board of directors believed that Mr. Mulligan should be provided greater cash compensation to reflect his increased responsibilities and potential impact on corporate performance and shareholder value, as Chief Executive Officer of Azur Pharma.

Role of the Azur Pharma Board of Directors in Setting Executive Compensation

Azur Pharma’s board of directors reviewed and oversaw Azur Pharma’s compensation policies, plans and programs and reviewed and determined the compensation to be paid to the Azur Pharma named executive officers and other senior managers. In making its executive compensation determinations, Azur Pharma’s board of directors considered recommendations from Mr. Mulligan, as Chairman and Chief Executive Officer. In addition, in accordance with the shareholders agreement with Davy and prior to making its compensation decisions, Azur Pharma obtained formal approval of changes in base salary, equity grants and discretionary contributions from Davy, either directly or through Brian McKiernan, a representative of Davy on the Azur Pharma board of directors. Prior to obtaining formal approval from Davy, the Azur Pharma board of directors and Mr. Mulligan often received input from and engaged in discussion with Davy on compensation amount and design and made adjustments in some cases based on these discussions. While the shareholders agreement with Davy obligated Davy’s approval of the compensation for Messrs. Mulligan, Brabazon and Maguire and all employee option grants, the Azur Pharma board of directors also sought Davy’s input and approval of Messrs. Keegan and Kelly’s compensation based on the philosophy of treating all of the Azur Pharma named executive officers similarly as one cohesive team.

In making his recommendations as to compensation amounts to the Azur Pharma board of directors, Mr. Mulligan reviewed Azur Pharma’s business and financial performance and often sought input from Mr. Brabazon as to such recommendations. Mr. Mulligan additionally often engaged in informal discussion with Davy or Mr. McKiernan as to the appropriate compensation design and amount for the Azur Pharma named executive officers. Other than Mr. Mulligan, none of the Azur Pharma named executive officers were present or participated in the Azur Pharma board of director’s executive compensation discussions and determinations. Azur Pharma’s board of directors did not delegate any of its functions to others in determining executive compensation but relied heavily on Mr. Mulligan’s recommendations and, as described above, sought Davy’s input and final approval.

The levels of cash and equity compensation were determined after obtaining input from Mr. Mulligan and Davy and formal approval from Davy and were ultimately based on what the Azur Pharma board of directors, in their discretion, determined to be appropriate and reasonable amounts for executives of Azur Pharma.

No Benchmarking of Executive Compensation

Azur Pharma’s board of directors determined that benchmarking was not appropriate for Azur Pharma and therefore did not engage a compensation consultant or consider competitive data to determine executive officers’ compensation. The Azur Pharma board of directors determined that Messrs. Brabazon, Maguire, Keegan and Kelly were equal contributors to Azur Pharma’s success and therefore should receive similar levels of cash compensation and, taking into consideration their relative ownership, equity compensation. Given the emphasis on internal pay equity, the Azur Pharma board of directors determined it was not necessary to obtain market data based on comparable responsibility levels. As Chairman and Chief Executive Officer, Mr. Mulligan received higher cash compensation than the other executive officers due to his overall level of responsibilities for Azur Pharma’s success and a lower level of equity compensation based on his substantial ownership.

Executive Compensation Program

Azur Pharma’s executive compensation program consisted of three principal components: share options, base salaries, and discretionary contributions in the form of cash payments to the individuals or cash contributions to personal retirement accounts. The Azur Pharma board of directors determined each component of compensation independently at a level it determined was appropriate and reasonable and the decision with respect to each component did not affect decisions regarding other components. The Azur Pharma board of directors did not affirmatively set out in any given year, or with respect to any particular executive, to apportion compensation in any specific ratio between cash and equity, or between long-term and short-term compensation.

Azur Pharma also offered to its executive officers certain severance and change in control benefits under their respective employment agreements and supplemental agreements. In 2011, Azur Pharma’s board of directors approved a one-time, special bonus program to encourage the retention of certain key employees, including the Azur Pharma named executive officers other than Mr. Mulligan. The Azur Pharma named executive officers also participated (with all other eligible employees) in other benefits generally available to all employees of Azur Pharma. Each component of compensation was designed and evaluated based on the factors discussed below.

Share Option Awards. Azur Pharma’s board of directors believed that successful long-term corporate performance was achieved through an ownership culture that rewarded its executive officers who contributed to such success through the use of share options. Azur Pharma periodically granted share options to executive officers and employees under its share option plan, which was adopted effective as of January 2006 and amended and restated in December 2011 and is referred to herein as the share option plan. The share option plan was established to provide the Azur Pharma employees with an opportunity to participate, along with the founders and other shareholders, in Azur Pharma’s long-term performance.

Option grants were made at varying times and in varying amounts in the discretion of the Azur Pharma board of directors and with the consent of Davy. The share options were granted under the share option plan. Generally, the Azur Pharma board of directors approved a grant of share options to the Azur Pharma named executive officers (other than Messrs. Mulligan, Brabazon and Maguire as founders) in connection with their commencement of employment. With Davy’s approval, the Azur Pharma board of directors also granted refresh share options to participants in the share option plan from time to time. Refresh grants to the Azur Pharma named executive officers were not always made on a scheduled annual basis, but were granted when the Azur Pharma board of directors and Davy determined appropriate to provide periodic long-term incentives to the Azur Pharma named executive officers.

The exercise price of each share option was always at least equal to the fair market value of an Azur Pharma ordinary share as determined by the Azur Pharma board of directors on the date of grant. The share option grants generally were not exercisable until completion of a liquidity event, including the listing or admission of Azur Pharma’s ordinary shares on a specified stock exchange or regulated securities market or an acquisition of Azur Pharma. Upon such liquidity event, the share options would generally become vested based on a four year quarterly vesting schedule from the date of grant. Upon an acquisition of Azur Pharma, the Azur Pharma board of directors had the discretion to provide that all share options would become fully vested and exercisable. As part of the negotiations in connection with Mr. Kelly’s employment agreement, Mr. Kelly’s share options were subject to additional acceleration of vesting and exercisability in connection with certain change in control transactions or Mr. Kelly’s involuntary termination, and Azur Pharma agreed to pay Mr. Kelly his in the money value of his share options if Mr. Kelly terminated his employment under certain circumstances, as described under the heading below entitled “Description of Compensation Arrangements—Executive Employment Agreements—Michael Kelly Employment Agreements.” The Azur Pharma board of directors provided the special acceleration benefits to Mr. Kelly to encourage his reteation following Mr. Maguire’s appointment as President, North America,

In connection with the merger, the vesting and exercisability of all outstanding share options were accelerated effective immediately prior to completion of the merger and all outstanding share options were exercised effectively immediately prior to the effective time of the merger in January 2012 as described under the heading below entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Share Option Awards.”

Azur Pharma did not have ownership guidelines for the Azur Pharma named executive officers. The guiding principle the Azur Pharma board of directors followed was to provide meaningful equity incentives to the Azur Pharma named executive officers, especially those who were not the founders, to offer them a significant ownership level that provided incentive for them to work towards the long-term success of Azur Pharma. The Azur Pharma board of directors did not consider or compare its equity grant practices with the equity grant practices of other similarly-situated companies in its industry.

Base Salary. The base salaries of each of the Azur Pharma named executive officers was set each year by the Azur Pharma board of directors based on the judgment of the Azur Pharma board of directors and the scope of the executive officers’ responsibilities. Each Azur Pharma named executive officer entered into an employment agreement with Azur Pharma or its U.S. subsidiary in connection with the commencement of his employment in 2005 and, with respect to Mr. Keegan and Mr. Kelly, 2006 that provided for initial base salary levels and provided that the Azur Pharma board would reconsider upward adjustment to these levels in the future. The original employment agreements were entered into during the early stage of development of Azur Pharma when Azur Pharma needed to preserve cash. By 2009, Azur Pharma had completed two rounds of financing and established its business, and the Azur Pharma board of directors determined that base salary levels generally higher than those initially provided in the employment agreements (particularly with respect to the 2005 employment agreements for Messrs. Mulligan, Brabazon and Maguire) was warranted and prudent for retention purposes. In setting the appropriate level of base salaries for 2009, 2010 and 2011, the Azur Pharma board of directors determined that the base salaries should be relatively the same for each of the Azur Pharma named executive officers other than the Chief Executive Officer, consistent with Azur Pharma’s philosophy of maintaining internal equity among these individuals and ensuring effective work relationships and cooperation to reflect Azur Pharma’s performance.

Discretionary Contributions. Azur Pharma’s board of directors also approved annual discretionary contributions to reward the Azur Pharma named executive officers (and other Azur Pharma employees) for Azur Pharma’s successful business performance. Azur Pharma’s board of directors awarded contribution amounts that the Azur Pharma board of directors considered fair and reasonable for each Azur Pharma named executive officer who contributed to the growth of Azur Pharma.

Whether or not a contribution was paid for any year was entirely within the discretion of the Azur Pharma board of directors with input and approval from Davy. At the end of each year, the Azur Pharma board of directors, with recommendation from Mr. Mulligan and Davy, awarded contribution amounts based on Azur Pharma’s overall business performance for such year. The Azur Pharma board of directors did not establish any performance goals or other formula to determine discretionary contributions, but instead made all decisions as to discretionary contributions each year based on its overall subjective assessment of Azur Pharma’s business performance for the year. In keeping with the guiding principle to maintain internal equity among the Azur Pharma named executive officers, the Azur Pharma board of directors generally aimed to pay contribution amounts at essentially the same level for Messrs. Brabazon, Maguire, Keegan and Kelly, provided each of these individuals continued to fulfill their job responsibilities and contributed to the business results. Mr. Mulligan was given a larger contribution because of his greater responsibility for Azur Pharma’s overall performance than the other Azur Pharma named executive officers.

In determining the form of payment for the contributions, the Azur Pharma board of directors determined to make discretionary contributions in the form of a contribution to the SSAP or PRSA retirement account, if any, maintained by the Azur Pharma named executive officer, as described under the heading below entitled “Compensation Discussion and Analysis—Executive Compensation Program—Other Benefits.”

Key Staff Supplemental Bonus Plan. In May 2011, Azur Pharma’s board of directors approved a one-time, special bonus program for certain key employees, including all of the Azur Pharma named executive officers other than Mr. Mulligan because the Azur Pharma board of directors determined that Mr. Mulligan’s shareholdings in Azur Pharma were adequate from a retention and incentive perspective. The Azur Pharma board of directors determined this special bonus program was necessary in order to retain employees it considered vital to Azur Pharma’s success over the following three years, during which the Azur Pharma board of directors aimed to achieve a liquidity event. The program was intended to incentivize and reward key employees for their efforts working towards an anticipated liquidity event. In order to promote retention over the three year period, the Azur Pharma board of directors structured the potential payments to be 20%, 30% and 50% of the total bonus amounts payable under the program to each individual in 2011, 2012 and 2013, respectively.

This key staff supplemental bonus plan was amended in December 2011 to ensure compliance with Section 409A of the Internal Revenue Code of 1986, as amended, or the Code. The key staff supplemental bonus plan, as amended, or the KSSBP, provided for a fixed cash bonus amount to be paid to the Azur Pharma named executive officers in three installments on September 2011, September 2012 and September 2013, provided that as of each such payment date the executive (i) was employed on the date of payment, (ii) was in good standing and had not ever been subject to any disciplinary action and (iii) had not given notice of resignation. Upon a sale of Azur Pharma to an unrelated third party, a sale of all the assets of Azur Pharma or the initial public offering of Azur Pharma, all cash bonuses under the KSSBP would be accelerated and paid in full on the 60th day following such event. In addition, if an executive was terminated by Azur Pharma for reasons other than for cause, the KSSBP provided that such executive would be entitled to any cash bonus which would have been paid within the 90 day period following such termination, had the executive remained employed on such date.

Pursuant to the terms of the KSSB each of the Azur Pharma named executive officers received the first installment of their bonus payments under the KSSBP in September 2011 and in connection with the merger, each of the Azur Pharma named executive officers received the remainder of their bonus payments under the KSSBP in a lump sum in March 2012.

Severance and Change in Control Benefits. Each of the Azur Pharma named executive officers entered into an initial employment agreement with Azur Pharma in connection with the commencement of his employment. The employment agreements provided certain severance and change in control benefits which are described in more detail below in the section entitled “Description of Compensation Arrangements—Executive Employment Agreements” for each Azur Pharma named executive officer. Azur Pharma believed that these severance and change in control benefits were an important element of its executive compensation and retention program and remained applicable because these benefits were tied to the level of cash compensation at the time of termination or change in control, as applicable.

The employment agreements for Messrs. Mulligan, Brabazon, Maguire and Keegan generally provided that if such executive was terminated other than for reasons constituting cause, Azur Pharma would provide the executive with an extended period of time to exercise vested share options following termination, payment of any unpaid bonus, and in certain circumstances, the right to transfer such individual’s ordinary shares to Azur Pharma or the Chief Executive Officer of Azur Pharma. The employment agreement for Mr. Kelly provided for a cash severance payment and special vesting acceleration upon an involuntary termination and cash severance benefits and payment for Mr. Kelly’s share options in the event he resigned as a result of not being appointed President of Azur Pharma’s U.S. subsidiary. Azur Pharma believed these severance benefits were reasonable and prudent to ensure retention for each of the Azur Pharma named executive officers. With respect to change in control benefits, Azur Pharma generally provided cash severance compensation to each of the Azur Pharma named executive officers if such executive was constructively terminated in connection with a third-party transaction. The Azur Pharma board of directors believed this change in control benefit was necessary to further promote the ability of its executive officers to act in the best interests of its shareholders even though they could be terminated as a result of the transaction.

In connection with the merger, we entered into a new employment agreement with each Azur Pharma named executive officer that became effective on January 18, 2012, the merger closing date. These new employment agreements superseded the prior employment agreements and are described in more detail below in the section entitled “Description of Compensation Arrangements—Executive Employment Agreements.” We entered into new employment agreements with the Azur Pharma named executive officers because we considered them important to the success of the combined company and desired to induce these individuals to continue in our employment following the merger. The new employment agreements provide severance benefits upon an involuntary termination within a specified period following a change in control of Jazz Pharmaceuticals, including the merger. These severance and change in control benefits were designed to be substantially similar in structure and amount to the severance and change in control benefits provided to other employees of Jazz Pharmaceuticals with similar responsibilities and seniority and to take into consideration the severance and change in control benefits provided under the employment agreements with Azur Pharma, which were replaced in their entirety by the new agreements.

The key employees also have executed noncompetition agreements with us, as described under the heading below entitled “Description of Compensation Arrangements—Noncompetition Agreements.”

Other Benefits. Azur Pharma’s board of directors believed that establishing competitive benefit packages for its employees was an important factor in attracting and retaining highly-qualified personnel. Executive officers (including the Azur Pharma named executive officers) were eligible to participate in all of Azur Pharma’s benefit plans such as a life assurance plan and Irish Personal Retirement Savings Accounts described below, in each case generally on the same basis as other employees. Azur Pharma paid the premiums for supplemental health insurance as an additional benefit for Mr. Mulligan in lieu of his participation in the life assurance plan.

Azur Pharma did not offer any type of pension plan or scheme or any nonqualified deferred compensation benefits. Azur Pharma Irish employees, including Messrs. Mulligan, Maguire, Brabazon and Keegan were eligible to participate in an Irish Personal Retirement Savings Account, or PRSA, to which Azur Pharma provided access in accordance with Irish law. The PRSA was a retirement plan intended to qualify as a tax-qualified defined contribution plan approved by the Irish Revenue Commissioners, under which a participant could contribute a portion of his or her compensation to the PRSA. In lieu of a PRSA, certain of Azur Pharma’s Irish senior management, including Messrs. Brabazon, Maguire and Keegan, participated in a Small Self Administered Pension Program, or SSAP, that Azur Pharma made available. Like the PRSA, the SSAP was a retirement plan intended to qualify as a tax-qualified defined contribution plan; however, the SSAP was more costly for the participant and permitted greater contribution amounts and flexibility with respect to investment of contributions.

Azur Pharma had no obligation to make regular company contributions to any PRSA or SSAP maintained by the Azur Pharma named executive officers. However Azur Pharma did make occasional discretionary contributions to the SSAPs or PRSAs maintained by Messrs. Brabazon, Maguire and Keegan, as described under the heading below entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers–Discretionary Contributions.”

In addition, executive officers based in the U.S. (Messrs. Kelly and Maguire) were eligible to participate in the all of the benefit plans maintained by Azur Pharma’s U.S. subsidiary, including medical, dental, vision, short-term disability, long-term disability, group life insurance and the 401(k) plan maintained by Azur Pharma’s U.S. subsidiary (see the heading below entitled “Compensation Discussion and Analysis– Description of Compensation Arrangements– 401(k) Plan”) on generally the same basis as other employees of the Azur Pharma U.S. subsidiary. Azur Pharma’s U.S. subsidiary also provided Section 125 flexible benefits healthcare plan and a flexible benefits childcare plan under which the U.S. employees could set aside pre-tax funds to pay for qualified health care expenses and qualified childcare expenses not reimbursed by insurance.

2011 Compensation Decisions for the Azur Pharma Named Executive Officers

Share Option Awards. In November 2009 and March 2011, the Azur Pharma board of directors, with the approval of Davy, approved share option grants to the Azur Pharma named executive officers (with the exception of Mr. Mulligan, who did not receive a grant in March 2011) under the share option plan. In determining the number of option shares to grant to the Azur Pharma named executive officers, the Azur Pharma board of directors considered each officer’s relative ownership of shares or share options at the time of grant and allocated more option shares to Messrs. Keegan and Kelly to increase their respective ownership level, fewer option shares to Messrs. Brabazon and Maguire given their already sizable ownership, and a small number to Mr. Mulligan in 2009 and no option shares to Mr. Mulligan in 2011 due to his substantial ownership.

The Azur Pharma board of directors granted options to the Azur Pharma named executive officers in November 2009 and in March 2011. The Azur Pharma board of directors and Davy did not meet in 2010 to discuss any option grants for the Azur Pharma named executive officers and therefore no option grants were made in 2010 to the Azur Pharma named executive officers. The number of shares subject to options granted to Azur Pharma’s named executive officers in 2009 and 2011 as described above were as follows:

Name	Number of Ordinary Shares Subject to 2009 Options (#)	Number of Ordinary Shares Subject to 2011 Options (#)
Seamus Mulligan	5,000	—
David Brabazon	10,000	20,000
Eunan Maguire	10,000	20,000
Fintan Keegan	40,000	30,000
Michael Kelly	40,000	30,000

Additionally, as described under the heading below entitled “Description of Compensation Arrangements—Equity Compensation Agreements—Share Option Plan,” in December 2011, the Azur Pharma board of directors approved, with the consent of the Azur Pharma shareholders and each share option holder, an amendment and restatement of the share option plan and amendments to all outstanding share options (including those held by the Azur Pharma named executive officers) to, among other things, (i) cause the share options to accelerate effective as of immediately prior to closing of the merger on January 18, 2012, (ii) permit the share options to be exercised through a net exercise provision, (iii) provide for Azur Pharma to satisfy tax withholding obligations in connection with such exercise by various methods, including withholding ordinary shares from the option exercise and (iv) provide for the termination of the share option plan and all outstanding share options as of the effective time of the merger. The vesting acceleration and foregoing treatment of the share options was negotiated in merger discussions between Azur Pharma and Jazz Pharmaceuticals. Azur Pharma and Jazz Pharmaceuticals determined such treatment was necessary and desirable in connection with the merger and was in the best interests of both Azur Pharma and its employees.

Immediately prior to the completion of the merger in January 2012, all of Azur Pharma’s option holders, including the Azur Pharma named executive officers, exercised all of their share options by a net exercise in which Azur Pharma withheld shares to cover the exercise price of the options. The following table and related footnotes present information about the value of the acceleration of vesting and exercisability of the Azur Pharma named executive officers’ options in 2012:

Name	Value ($)(1)
Seamus Mulligan	341,977
David Brabazon	600,469
Eunan Maguire	600,469
Fintan Keegan	3,202,399
Michael Kelly	4,837,404

(1)

The amounts set forth under the column captioned “Value” consist of the value of the accelerated vesting and exercisability of all share options held by each Azur Pharma named executive officer. For purposes of this table, such value is calculated as the number of ordinary shares subject to each option, adjusted as described below, multiplied by the difference between (a) $46.64, which was the closing price of Jazz Pharmaceuticals’ common stock as reported on NASDAQ on the date prior to the closing of the merger and (b) the exercise price of each of the share options subject to acceleration, adjusted as described below. For purposes of this calculation, (x) the number of shares subject to each share option was multiplied by the Reorganization Ratio, (y) the exercise price of each share option was converted from Euro to U.S. dollars using an exchange rate of 1.2736, which was the ending exchange rate for January 17, 2011 and (z) the exercise price of each share option was divided by the Reorganization Ratio.

Base Salary. As described above, Azur Pharma’s board of directors set the base salary rates for the Azur Pharma named executive officers primarily to ensure internal equity among the officers other than Mr. Mulligan. The rates were first set in Euro for Messrs. Brabazon and Keegan and then converted into U.S. dollar equivalents for Messrs. Maguire and Kelly. Mr. Maguire’s rates were slightly higher to compensate him for higher costs related to his temporary living expenses in the U.S. Mr. Kelly received a $10,000 increase in 2011 to bring his base salary level closer to that of Messrs. Brabazon, Maguire and Keegan. Other than Mr. Kelly’s increase in 2011, the Azur Pharma board of directors determined that it was best to keep the base salary levels essentially flat from 2009 to 2011 because the amounts set in 2009 continued to be appropriate based on the independent judgment of the Azur Pharma board of directors and Davy. The 2009, 2010, 2011 base salaries for the Azur Pharma named executive officers are set forth in the table below:

Name	2009 Base Salary ($) (1)	2010 Base Salary ($) (1)	2011 Base Salary ($) (1)
Seamus Mulligan(2)	556,440	531,680	557,120
David Brabazon(3)	278,220	265,840	278,560
Eunan Maguire	288,816	311,906	311,904
Fintan Keegan(4)	278,220	265,840	278,560
Michael Kelly	260,000	260,000	270,000

(1)

The base salaries for Messrs. Mulligan, Brabazon and Keegan were denominated in Euro and the amounts shown for them represent the U.S. dollar equivalent of the applicable Euro value, based on the average annual U.S. dollar per Euro exchange rate of 1.3911, 1.3292, and 1.3928 for 2009, 2010, and 2011, respectively.

(2)	Mr. Mulligan’s base salary for each of 2009, 2010 and 2011 was €400,000.
(3)	Mr. Brabazon’s base salary for each of 2009, 2010 and 2011 was €200,000.
(4)	Mr. Keegan’s base salary for each of 2009, 2010 and 2011 was €200,000.

Discretionary Contributions. As described above, Azur Pharma’s board of directors made decisions regarding the discretionary contributions for the Azur Pharma named executive officers each year. The decision to pay discretionary contributions and the decision as to the amount of such contributions was determined based on the Azur Pharma board of directors’ (with input from Mr. Mulligan and Davy and ultimate approval from Davy) subjective assessment of Azur Pharma’s business performance for the year. The discretionary contributions were not determined based on any specific performance goals or formulae.

The Azur Pharma board of directors and Davy determined 2011 discretionary contributions based on their subjective overall assessment of Azur Pharma’s business performance for 2011, including for example positive sales growth for Prialt, completion of four Phase I studies evaluating Clozapine QD (a once-daily formulation of clozapine), continued FDA compliance, and entry into the merger agreement with Jazz Pharmaceuticals, Inc. providing for a liquidity event for the Azur Pharma shareholders.

The Azur Pharma board of directors made the discretionary contributions either in the form of direct cash payments to the Azur Pharma named executive officers or, with respect to Messrs. Brabazon, Maguire and Keegan in certain years, in the form of contributions to their SSAP or PRSA retirement accounts. The 2009, 2010, 2011 discretionary contributions to the Azur Pharma named executive officers are set forth below:

Name	2009 Discretionary Contribution ($) (1)		2010 Discretionary Contribution ($) (1)		2011 Discretionary Contribution ($) (1)
Seamus Mulligan(2)	347,775		332,300		348,200
David Brabazon(3)	125,199	(6)	119,628	(6)	125,352
Eunan Maguire(4)	125,199	(6)	119,628	(6)	125,000
Fintan Keegan(5)	111,288	(6)	119,628	(6)	125,352	(6)
Michael Kelly	105,000		125,000		125,000

(1)

The discretionary contribution amounts for Messrs. Mulligan, Brabazon, Maguire (other than in 2011) and Keegan were denominated in Euro and the amounts shown for them represent the U.S. dollar equivalent of the applicable Euro value, based on the average annual U.S. dollar per Euro exchange rate of 1.3911, 1.3292, and 1.3928 for 2009, 2010, and 2011, respectively. The discretionary contribution amounts were substantially similar for Messrs. Brabazon, Maguire, Keegan and Kelly each year and differences reflected in the numbers listed above are primarily due to conversion for exchange rates.

(2)	Mr. Mulligan’s discretionary contribution for each of 2009, 2010 and 2011 was €250,000.
(3)	Mr. Brabazon’s discretionary contribution for each of 2009, 2010 and 2011 was €90,000.
(4)	Mr. Maguire’s discretionary contribution for each of 2009 and 2010 was €90,000.
(5)	Mr. Keegan’s discretionary contribution for 2009 was €80,000 and for each of 2010 and 2011 was €90,000.
(6)

The discretionary contribution was made to the applicable Azur Pharma named executive officer’s SSAP retirement account, except with respect to Mr. Keegan, the discretionary contribution in 2009 was made to his PRSA account because he had not established an SSAP account in 2009.

Key Staff Supplemental Bonus Plan. In May 2011, Messrs. Brabazon, Maguire, Keegan and Kelly became participants in the one-time, special KSSBP. The Azur Pharma board of directors provided identical retention bonuses to Messrs. Brabazon, Maguire, Keegan and Kelly to be internally consistent and equitable. The total amount of retention bonus each of the Azur Pharma named executive officer was eligible to receive under the KSSBP was as follows:

Name	Potential Payments under KSSBP ($) (1)
David Brabazon (2)	87,746
Eunan Maguire(2)	87,746
Fintan Keegan (2)	87,746
Michael Kelly	87,500

(1)

The retention bonus amounts for Messrs. Brabazon and Keegan were denominated in Euro and the amounts shown for them represent the U.S. dollar equivalent of the applicable Euro value, based on the average annual U.S. dollar per Euro exchange rate of 1.3928 for 2011.

(2)	The total amount each of Messrs. Brabazon, Maguire and Keegan were entitled to under the Key Staff Supplemental Bonus Plan was €63,000.

The first installment of the retention bonus paid in September 2011 to each of the Azur Pharma named executive officers is set forth in the table below, which, based on the terms of the KSSBP, represented 20% of the total KSSBP bonus awarded to each of the executives.

Name	2011 Special Bonus Paid under KSSBP ($) (1)
David Brabazon(2)	17,549
Eunan Maguire	17,549
Fintan Keegan(2)	17,549
Michael Kelly	17,500

(1)

The amounts paid to Messrs. Brabazon, Maguire and Keegan were denominated in Euro and the amounts shown for them represent the U.S. dollar equivalent of the applicable Euro value, based on the average annual U.S. dollar per Euro exchange rate of 1.3928 for 2011.

(2)	The amount paid to each of Messrs. Brabazon, Maguire and Keegan was €12,600.

Pursuant to the terms of the KSSBP, in March 2012, Messrs. Brabazon, Maguire, Keegan and Kelly received acceleration of the two remaining bonus payments under the KSSBP in connection with the merger closing, which represented, in total $70,197 for each Messrs. Brabazon, Maguire and Keegan and $70,000 for Mr. Kelly.

Effect of the Merger

In connection with the merger, the executive officers of Jazz Pharmaceuticals, Inc. immediately prior to the merger became our executive officers. Accordingly, none of the Azur Pharma named executive officers is currently serving as executive officers of Jazz Pharmaceuticals. In contemplation of the merger, however, we entered into new employment agreements with each of the Azur Pharma named executive officers that generally govern their employment with us, with effect as of the closing of the merger, which employment agreements are described under the heading below entitled “Description of Compensation Arrangements—Executive Employment Agreements.” The terms of the new employment agreements were designed to be substantially similar in structure and amount to the benefits provided to other employees of Jazz Pharmaceuticals with similar responsibilities and seniority and to take into consideration the benefits provided under the employment agreements with Azur Pharma, which were replaced in their entirety by the new agreements.

Each of the Azur Pharma named executive officers are also eligible to participate in certain of the Jazz Pharmaceuticals compensation plans and arrangements, including our equity incentive and employee stock purchase plans. In addition, the Azur Pharma named executive officers are also entitled to participate in the cash bonus plan maintained by Jazz Pharmaceuticals based on actual achievement of applicable individual and corporate performance goals, as determined by the Jazz Pharmaceuticals board of directors and compensation committee, and subject to their continued employment through the date any bonus is paid. The Azur Pharma named executive officers’ target bonus percentage under the Jazz Pharmaceuticals cash bonus plan was set at the target level in the cash bonus plan for senior vice presidents of Jazz Pharmaceuticals, which is currently 40% of annual base salary for the applicable calendar year.

Accounting and Tax Considerations

Under U.S. GAAP and Financial Accounting Standard Board ASC Topic 718, or ASC 718, Azur Pharma is required to estimate and record an expense for each award of share-based compensation (including share options) over the vesting period of the award, provided it is probable that any service and performance conditions required for the award to vest will be satisfied. Azur Pharma generally granted share options that vested over a four year period, provided a performance condition requiring a liquidity event was also satisfied. Consequently, as no liquidity event occurred or was probable, there was no share-based compensation cost recorded in the years ended December 31, 2011, 2010 or 2009 under U.S. GAAP. Share-based compensation expense was recognized upon closing of the merger on January 18, 2012, in full for all outstanding share options since vesting of all options accelerated in accordance with the modified vesting terms approved by Azur Pharma’s board of directors in December 2011. For cash compensation, U.S. GAAP accounting rules required Azur Pharma to record expense over the period the obligation was incurred. Because Azur Pharma was a private company, it only occasionally considered the potential accounting and tax implications of the different elements of its compensation program. Cash payments and share-based compensation expense for certain share option grants to the Azur Pharma named executive officers were deductible by Azur Pharma. As a private company, Section 162(m) of the Code did not limit the deductibility of compensation Azur Pharma paid to the Azur Pharma named executive officers

Risk Assessment Concerning Compensation Practices and Policies

Following the consummation of the merger in 2012, our compensation committee reviewed all of Jazz Pharmaceuticals’ existing compensation policies and practices (including those that relate to the Azur Pharma named executive officers, as employed by us as non-executive officers following the merger closing) to assess whether they encourage employees to take inappropriate risks. After review of each of our compensation plans, and the provisions, checks and balances and oversight of each plan, our compensation committee believes that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on Jazz Pharmaceuticals as a whole. In addition, our compensation committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks. In addition, decisions concerning the compensation of our executives include subjective considerations by our compensation committee or our full board of directors, which restrain the influence of formulae or objective factors on excessive risk taking. Finally, the mix of short term compensation (in the form of salary and discretionary bonus, if any), and long term compensation (in the form of share options and other equity awards, if any) also prevents undue focus on short term results and helps align the interests of our executives with the interests of our shareholders.

Summary of Compensation

The following table sets forth certain summary information for the years indicated with respect to the compensation earned by the Azur Pharma named executive officers. As described above, the individuals named below were selected based on historical data from Azur Pharma.

SUMMARY COMPENSATION TABLE—FISCAL 2011

Name and Principal Position(1)	Year	Salary ($)(2)(3)	Bonus ($)(2)(3)	Option Awards ($)(4)(5)	All Other Compensation ($)(2)(6)	Total Compensation ($)

Seamus Mulligan Chairman and Chief Executive Officer	2011	557,120	—	—	372,901	930,021
	2010	531,680	—	—	349,619	881,299
	2009	556,440	—	—	363,726	920,166

David Brabazon Chief Financial Officer and Senior Vice President	2011	278,560	17,549	—	130,333	426,442
	2010	265,840	—	—	123,791	389,631
	2009	278,220	—	—	129,556	407,776

Eunan Maguire President, North America	2011	311,904	17,549	—	127,248	456,701
	2010	311,906	—	—	121,255	433,161
	2009	288,816	—	—	126,709	415,525

Fintan Keegan Senior Vice President, Technical Operations	2011	278,560	17,549	—	131,489	427,598
	2010	265,840	—	—	125,484	391,324
	2009	278,220	—	—	117,417	395,637

Michael Kelly Senior Vice President, General Manager, North America	2011	270,000	17,500	—	135,586	432,086
	2010	260,000	—	—	134,581	394,581
	2009	260,000	—	—	114,310	374,310

(1)	The principal positions for the Azur Pharma named executive officers listed in this column were those held with Azur Pharma during the year ended December 31, 2011. For information regarding the positions held with us following the merger, see “Compensation Discussion and Analysis—Overview and Executive Compensation Philosophy.”
(2)	The amounts in this column for Messrs. Mulligan, Brabazon and Keegan were denominated in Euro and represent the U.S. dollar equivalent of the applicable Euro value, based on the average annual U.S. dollar per Euro exchange rate of 1.3911, 1.3292, and 1.3928 for 2009, 2010, and 2011, respectively.
(3)	The amounts in this column represent, with respect to 2011 for Messrs. Brabazon, Maguire, Keegan and Kelly, the first installment of the bonus provided under the KSSBP that was earned in 2011. For more information regarding the KSSBP bonuses see the heading above entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Key Staff Supplemental Bonus Plan.”
(4)	In accordance with the SEC rules, this column is to reflect the aggregate grant date fair value of all option awards granted during the indicated fiscal year, calculated in accordance with ASC Topic 718 for stock-based compensation transactions using the Black-Scholes option-pricing model. The vesting and exercisability of the Azur Pharma share options was subject to a liquidity event-based condition in addition to a service-based condition prior to and after the Azur Pharma options were modified in December 2011, as described in the heading above entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Share Option Awards.” Since the liquidity events were considered not “probable” of occurring throughout 2009, 2010 and 2011, the grant date fair value of the option awards, for purposes of this table, is $0. Assuming that both of the vesting and exercisability conditions to the awards were met, based on a $1.82 per share fair value as of the grant date (as converted using the 1.3968 U.S. dollar per Euro exchange rate in effect as of the grant date), the grant date fair value of the 2011 option awards as of the grant date would be $36,400 for Mr. Brabazon, $36,400 for Mr. Maguire, $54,600 for Mr. Keegan and $54,600 for Mr. Kelly. Mr. Mulligan did not receive an option award in 2011. None of the Azur Pharma named executive officers received option awards in 2010. Assuming that both of the vesting and exercisability conditions to the awards were met, based on a $1.69 per share fair value as of the grant date (as converted the 1.4961 U.S. dollar per Euro exchange rate in effect as of the grant date) the grant date fair value of the 2009 awards as of the grant date would be $8,450 for Mr. Mulligan, $16,900 for Mr. Brabazon, $16,900 for Mr. Maguire, $67,600 for Mr. Keegan and $67,600 for Mr. Kelly. Assumptions used in the calculation of these amounts are included in Note 11 to the notes to Azur Pharma’s audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 that we filed with the SEC on February 28, 2012 covering the last full fiscal year of Azur Pharma (Commission File Number (333-177528), which is referred to in this report as the Azur 10-K.
(5)

In December 2011, all Azur Pharma options, including the options held by the Azur Pharma named executive officers, were modified to, among other things, provide for the full acceleration of vesting in connection with the merger with Jazz Pharmaceuticals. For more information regarding the modification, see the heading above entitled “Description of Compensation Arrangements—Share Option Plan” and “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Share Option Awards.” As of the modification date, the incremental fair value associated with this modification, as determined in accordance with ASC 718 was $0. Accordingly, the amounts in this column do not correspond to the actual value recognized or that may be recognized by the Azur Pharma named executive officers. For a table showing the intrinsic values realized by the Azur Pharma named executive officers upon the accelerated vesting of the Azur Pharma share options, as calculated based on the difference between the applicable exercise price of the shares that were accelerated and the closing price of Jazz Pharmaceuticals, Inc.’s common stock on the vesting acceleration date, which was the merger closing date, please refer to the heading above entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Share Option Awards” above.
(6)	The following table sets forth the component amounts presented in the “All Other Compensation” column above for the year ended December 31, 2011:

Name	Year	Life Insurance/Assurance Premium ($) (i)	Discretionary Contributions ($)(ii)	Matching Contributions Under 401(k) Plan ($)(iii)	Tax Gross Up ($)(iv)	Other ($)(v)

Seamus Mulligan	2011	—	348,200	N/A	—	24,701
	2010	—	332,300	N/A	—	17,319
	2009	—	347,775	N/A	—	15,951

David Brabazon	2011	4,981	125,352	N/A	—	—
	2010	4,163	119,628	N/A	—	—
	2009	4,357	125,199	N/A	—	—

Eunan Maguire	2011	1,346	125,000	—	902	—
	2010	1,346	119,628	—	281	—
	2009	1,510	125,199	—	—	—

Fintan Keegan	2011	6,137	125,352	N/A	—	—
	2010	5,856	119,628	N/A	—	—
	2009	6,129	111,288	N/A	—	—

Michael Kelly	2011	1,346	125,000	8,100	1,140	—
	2010	1,346	125,000	7,800	435	—
	2009	1,510	105,000	7,800	—	—

(i)	The amounts in this column represent life insurance/assurance premiums paid by Azur Pharma. The life insurance/assurance premium payments for Messrs. Brabazon and Keegan were denominated in Euro and the dollar amounts in this column represent the U.S. dollar equivalent of the applicable Euro value, based on the average annual U.S. dollar per Euro exchange rate of 1.3911, 1.3292, and 1.3928 for 2009, 2010, and 2011, respectively. The amounts for Mr. Brabazon were €3,576, €3,132 and €3,132 for 2011, 2010 and 2009, respectively. The amount for Mr. Keegan for each of 2011, 2010 and 2009 was €4,406.
(ii)	The amounts in this column represent discretionary contributions made by Azur Pharma for the indicated fiscal year, which the Azur Pharma board of directors and Davy determined, in their sole discretion, to provide to each of the Azur Pharma named executive officers due to Azur Pharma’s overall business performance. The discretionary contributions reflected in this column were made in the form of contributions to Messrs. Brabazon and Maguire’s SSAP retirement accounts in 2009 and 2010 and to Mr. Keegan’s SSAP retirement account in 2010 and 2011 and Mr. Keegan’s PRSA retirement account in 2009. The SSAP and PRSA retirement accounts were tax-qualified defined contribution plans. The discretionary contributions reflected in this column were made in cash to Messrs. Mulligan and Kelly in 2009, 2010 and 2011, and to Messrs. Brabazon and Maguire in 2011. For more information regarding the discretionary contributions see the heading above entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Discretionary Contributions” and for more information regarding the SSAP and PRSA accounts see the heading below entitled “Compensation Discussion and Analysis—Description of Compensation Arrangements—Additional Benefits.”
(iii)	The amounts in this column represent matching contributions paid by Azur Pharma’s U.S. subsidiary under the terms of its 401(k) plan. For more information regarding these contributions, see the heading below entitled “Description of Compensation Arrangements—401(k) Plan.”
(iv)	The amounts in this column represent tax gross up payments to Messrs. Maguire and Kelly in connection with their spouses’ attendance at a business retreat sponsored by Azur Pharma for its senior managers and top salespersons.
(v)	The amounts in this column represent supplemental health insurance premiums paid by Azur Pharma for Mr. Mulligan. The premiums were denominated in Euro and represent the U.S. dollar equivalent of the applicable Euro value, based on the average annual U.S. dollar per Euro exchange rate of 1.3911, 1.3292, and 1.3928 for 2009, 2010, and 2011, respectively. The premiums paid for Mr. Mulligan were €17,735, €13,030 and €11,467 for 2011, 2010 and 2009, respectively.

Grants of Plan-Based Awards in Fiscal 2011

The following table shows for the fiscal year ended December 31, 2011, certain information regarding grants of plan-based awards to the Azur Pharma named executive officers.

GRANTS OF PLAN-BASED AWARDS—FISCAL 2011

Name	Award Type	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)(1)	Exercise or Base Price of Option Awards ($/Sh)(2)	Grant Date Fair Value of Stock and Option Awards ($)(3)(4)
Seamus Mulligan	Option	—	—	—	—
	Modified Option(5)	4/3/2008	30,000	3.89	—
	Modified Option(5)	11/19/2009	5,000	2.85	—

David Brabazon	Option	3/18/2011	20,000	3.24	—
	Modified Option(5)	4/3/2008	30,000	3.89	—
	Modified Option(5)	11/19/2009	10,000	2.85	—
	Modified Option(5)	3/18/2011	20,000	3.24	—

Eunan Maguire	Option	3/18/2011	20,000	3.24	—
	Modified Option(5)	4/3/2008	30,000	3.89	—
	Modified Option(5)	11/19/2009	10,000	2.85	—
	Modified Option(5)	3/18/2011	20,000	3.24	—

Fintan Keegan	Option	3/18/2011	30,000	3.24	—
	Modified Option(5)	10/1/2006	200,000	2.59	—
	Modified Option(5)	4/3/2008	30,000	3.89	—
	Modified Option(5)	11/19/2009	40,000	2.85	—
	Modified Option(5)	3/18/2011	30,000	3.24	—

Michael Kelly	Option	3/18/2011	30,000	3.24	—
	Modified Option(5)	3/31/2006	350,000	2.59	—
	Modified Option(5)	4/3/2008	30,000	3.89	—
	Modified Option(5)	11/19/2009	40,000	2.85	—
	Modified Option(5)	3/8/2011	30,000	3.24	—

(1)	The numbers in this column represent the number of Azur Pharma ordinary shares underlying share option awards that vest and are exercisable based on satisfaction of certain time-based and liquidity event-based contingencies and do not have threshold or maximum amounts. The share option awards were granted under the share option plan. For a description of the terms of these options, see the heading above entitled “Compensation Discussion and Analysis—Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Share Option Awards” and for a general description of the terms of the share option plan, see the heading below entitled “Description of Compensation Arrangements—Share Option Plan.”
(2)	Azur Pharma’s ordinary shares were not publicly traded during 2011, and the €2.50 per share exercise price of the options was determined by Azur Pharma’s board of directors on the grant date based on its determination of the fair market value of Azur Pharma’s ordinary shares on such grant date. The Euro-denominated exercise price has been converted to U.S. Dollars using a U.S. dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011.
(3)	In accordance with the SEC rules, this column is to reflect the aggregate grant date fair value of all option awards granted during the indicated fiscal year, calculated in accordance with ASC Topic 718 for stock-based compensation transactions using the Black-Scholes option-pricing model. The vesting and exercisability of the Azur Pharma share options was subject to a liquidity event-based condition in addition to a service-based vesting condition prior and after the Azur Pharma options were modified in December 2011, as described further in footnote (4) below and in the heading above entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Share Option Awards.” Since the liquidity events were not considered “probable” of occurring throughout 2011, the grant date fair value of the option awards, for purposes of this table, is $0. Assuming that both of the vesting and exercisability conditions to the awards were met, based on a $1.82 per share fair value as of the grant date (as converted using the 1.3968 U.S. dollar per Euro exchange rate in effect as of the grant date), the grant date fair value of the 2011 option awards as of the grant date would be $36,400 for Mr. Brabazon, $36,400 for Mr. Maguire, $54,600 for Mr. Keegan and $54,600 for Mr. Kelly. Mr. Mulligan did not receive an option award in 2011. Assumptions used in the calculation of these amounts are included in Note 11 to the notes to Azur Pharma’s audited consolidated financial statements included in the Azur 10-K.
(4)	As described under “Compensation Discussion and Analysis—Description of Compensation Arrangements—Share Option Plan,” “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Share Option Awards” and footnote (5) to the Summary Compensation Table above, all of the Azur Pharma share options were modified in 2011 to, among other items, provide for the full acceleration of vesting and exercisability in connection with the merger with Jazz Pharmaceuticals, effective as of the consummation of the merger. The incremental fair value resulting from such modification was $0, as computed in accordance with ASC Topic 718 for stock-based compensation transactions since the liquidity events were not considered “probable” of occurring as of the December 9, 2011 modification date.
(5)

The share options reported in the table above and identified as a “Modified Option” represent the same share options that were originally granted in 2011 and in prior years at the exercise price on the original grant date, with the shares as shown representing all shares underlying each share option that became vested and exercisable on the vesting acceleration date, which was the merger closing date, and the amount reported in the “Grant Date Fair Value of Stock and Option Awards” column with respect to the modified share options represents the incremental fair value calculated in accordance with FASB ASC 718 associated with those modified share options, which was $0. Accordingly, the amounts in this column do not correspond to the actual value recognized or that may be recognized by the Azur Pharma named executive officers. For a table showing the intrinsic values realized by the Azur Pharma named executive officers upon the accelerated vesting of the Azur Pharma share options, as calculated based on the difference between the applicable exercise price of the shares that were accelerated and the closing price of Jazz Pharmaceuticals, Inc.’s common stock on the vesting acceleration date, which was the merger closing date, please refer to the heading above entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Share Option Awards” above. For purposes of these modified awards, the “Grant Date” represents the original grant date for these option awards, which is the grant date determined for financial statement reporting purposes in pursuant to ASC 718 and was not changed as a result of the modification. With respect to each of the modified option awards, the Azur Pharma board of directors approved the modification of the option awards on December 9, 2011 and the vesting acceleration of each of the modified awards became effective upon the consummation of the merger on January 18, 2012. Please see footnote (5) to the Summary Compensation Table above for more information on this vesting acceleration benefit.

Description of Compensation Arrangements

Executive Employment Agreements

Seamus Mulligan Employment Agreements

Mr. Mulligan entered into an original employment agreement with Azur Pharma in May 2005. The original employment agreement provided that his initial base salary would be €50,000 per year and that once Azur Pharma had completed a financing transaction of at least €20 million, Mr. Mulligan’s base salary would increase to €125,000 per year and he would be entitled to a target bonus of 200% of his base salary in the discretion of the Azur Pharma board of directors. After three years, the base salary would be upwardly reviewed by Azur Pharma. Mr. Mulligan’s original employment agreement provided for the following potential severance benefits:

•

If Mr. Mulligan’s employment was terminated other than as a result of his material fraud or gross dishonesty, Mr. Mulligan was entitled to any unpaid bonus due him and to exercise any share options granted and vested before his termination within two years of the termination date. We refer to the foregoing potential severance benefits as the standard severance benefits.

•

If (1) an arrangement with a third party occurred for the reconstruction or amalgamation of Azur Pharma not involving liquidation or a liquidation of Azur Pharma for the purpose of reconstruction or amalgamation or in connection with any arrangement between subsidiaries, associated or holding companies of Azur Pharma for the reconstruction or amalgamation of Azur Pharma not involving liquidation and (2) in such transaction described in (1), Mr. Mulligan’s employment was terminated because he was not immediately offered employment with the third party company or amalgamating or reconstructed company, as applicable, on terms at least as favorable than the terms in his employment agreement or because Mr. Mulligan decided against accepting employment with the third party company, then Mr. Mulligan was entitled to receive a lump sum severance payment equal to two years of his base salary plus bonus within 30 days of his termination of employment. We refer to the foregoing potential severance benefits as the transaction severance benefits.

In connection with the merger, Azur Pharma and Mr. Mulligan entered into a new employment agreement in September 2011, as amended in February 2012, that became effective on the merger closing date in 2012 and that superseded all prior employment-related agreements between Mr. Mulligan and Azur Pharma, including his original employment agreement mentioned above. Pursuant to the new employment agreement, following the merger closing date, Mr. Mulligan continued his employment with our company on a part-time basis on the terms and conditions set forth in the new employment agreement as Chief Business Officer, International Business Development. Mr. Mulligan’s initial base salary is €300,000 per year based on a 75% time commitment during the 12-month period following the closing date of the merger, which will be proportionately adjusted thereafter based on Mr. Mulligan’s percentage of time commitment of services to us. Mr. Mulligan is also eligible to receive annual cash bonuses under our company’s cash bonus plan, with a target bonus equal to 40% of base salary. In the event of a covered termination, (as defined in the new employment agreement and described generally below), Mr. Mulligan will be entitled to the following benefits:

•

a single lump sum cash severance payment, payable on the 60th day following the termination, equal to the sum of: (1) Mr. Mulligan’s base salary in effect during the last regularly scheduled payroll period immediately preceding the termination (without, as a general matter, giving effect to any pay reduction that would constitute good reason), which is referred to as the applicable base salary, multiplied by 150%; plus (2) the product of (i) the applicable base salary and (ii) the greater of any annual bonus, as a percentage of annual base salary paid in the year of determination, paid to Mr. Mulligan in respect of either of the last two calendar years prior to the date of termination (but not prior to the merger closing), or the applicable bonus percentage, and (iii) 150%; plus (3) the product of (A) the applicable base salary and (B) the applicable bonus percentage and (C) the quotient obtained by dividing the number of full months that Mr. Mulligan is employed in the year of an applicable termination by 12;

•	full payment of all of the applicable premiums for any health, dental or vision plan sponsored by us for a period of up to (i) 18 months following the covered termination; and

•	acceleration in full of the vesting and exercisability, and termination of any of our repurchase rights, with respect to outstanding share options and other equity awards held by Mr. Mulligan.

In the event of a merger termination, (as defined in the new employment agreement and described generally below), then Mr. Mulligan will not be entitled to the benefits described above upon a covered termination but instead will be entitled to the following benefits:

•

a single lump sum cash severance payment, payable on the 60th day following the termination, equal to the sum of: (1) the applicable base salary multiplied by 150%; plus (2) the product of (i) the applicable base salary and (ii) 40% and (iii) 150%; plus (3) the product of (A) the applicable base salary and (B) 40% and (C) the quotient obtained by dividing the number of full months that Mr. Mulligan is employed by us by 12.

•	full payment of all of the applicable premiums for any health, dental or vision plan sponsored by us for a period of up to (i) 18 months following the termination; and

•

acceleration in full of the vesting and exercisability, and termination of any of our repurchase rights, with respect to outstanding share options and other equity awards held by Mr. Mulligan (with the exception of any equity awards granted during the twelve months following the merger closing).

The following key terms are defined in Mr. Mulligan’s new employment agreement:

•

“cause” generally means the occurrence of any one or more of the following actions taken by Mr. Mulligan (i) unauthorized use or disclosure of confidential information or trade secrets which causes material harm to us or our affiliates; (ii) material breach of any agreement with us or any of our affiliates after opportunity to cure; (iii) material failure to comply with our or our affiliates’ written policies or rules after opportunity to cure; (iv) conviction or plea of guilty or no contest to any crime involving fraud, dishonesty or moral turpitude; (v) gross misconduct; (vi) continued failure to perform assigned duties after notification; (vii) failure to cooperate in good faith with any governmental or internal investigation of us, our affiliates, directors, officers or employees or (viii) any action warranting summary dismissal, including being guilty of dishonesty, acting in a manner likely to bring us into disrepute or which prejudices our interests, becoming prohibited by law from being a director or advising, participating in or acting in concert with any person who makes or is considering making any offer for our issued share capital.

•

“change in control” generally means the consummation of any of the following events (i) a person or group acquires ownership of more than 50% of Jazz Pharmaceuticals’ outstanding securities (other than in connection with a private financing, recapitalization or conversion or restructuring of Jazz Pharmaceuticals’ indebtedness); (ii) a merger transaction involving Jazz Pharmaceuticals, after which our shareholders do not own more than 50% of the combined voting power of the surviving entity; (iii) a complete dissolution or liquidation of Jazz Pharmaceuticals; or (iv) a sale, lease, license or other disposition of substantially all of Jazz Pharmaceuticals’ assets.

•

“covered termination” generally means a termination without cause or resignation for good reason (and other than upon death or disability), in either case during the 12-month period following a change in control.

•

“good reason” generally means the occurrence of any of the following actions or events with respect to Mr. Mulligan (i) a reduction in base salary by more than ten percent (other than a company-wide or executive-level general reduction); (ii) a relocation of place of employment by more than 35 miles without consent; (iii) a substantial reduction in duties or responsibilities prior to a change in control; or (iv) a reduction in title.

•

“merger termination” generally means a termination without cause or resignation for good reason (and other than upon death or disability), in either case during the 12-month period following the closing of the merger between Jazz Pharmaceuticals, Inc. and Azur Pharma

Mr. Mulligan must execute an effective general waiver and release of claims in order to be eligible to receive the foregoing severance benefits. All other benefits (such as life insurance and disability coverage) will terminate as of the Mr. Mulligan’s termination date.

Mr. Mulligan’s new employment agreement does not provide for the gross up of any excise taxes imposed by section 4999 of the Code. If any of the severance benefits payable under the new employment agreement would constitute a “parachute payment” within the meaning of section 280G of the Code, subject to the excise tax imposed by section 4999 of the Code, the new employment agreement provides for a best-after tax analysis with respect to such payments, under which Mr. Mulligan will receive whichever of the following two alternative forms of payment would result in his receipt, on an after-tax basis, of the greater amount of the transaction payment notwithstanding that all or some portion of the transaction payment may be subject to the excise tax: (i) payment in full of the entire amount of the transaction payment, or (ii) payment of only a part of the transaction payment so that Mr. Mulligan receives the largest payment possible without the imposition of the excise tax.

David Brabazon Employment Agreements

Mr. Brabazon entered into an original employment agreement with Azur Pharma in May 2005. The original employment agreement provided that his initial base salary was €25,000 per year and that once Azur Pharma had completed a financing transaction of at least €20 million, Mr. Brabazon’s base salary would increase to €50,000 per year and he would be entitled to a target bonus of 180% of his base salary in the discretion of the Azur Pharma board of directors. After three years, the base salary would be upwardly reviewed by Azur Pharma. Either Mr. Brabazon or Azur Pharma could terminate the employment relationship with three months’ written notice or Azur Pharma could terminate Mr. Brabazon’s employment by payment of three months’ salary in lieu of notice, except that Azur Pharma could immediately terminate Mr. Brabazon’s employment upon his gross default or willful neglect of duties, misconduct or conviction or a criminal offense.

Mr. Brabazon’s original employment agreement provided for the following potential severance benefits:

•	The same transaction severance benefits described above with respect to Mr. Mulligan’s original employment agreement.

•

If Mr. Brabazon’s employment was terminated for any reason (including by reason of Mr. Brabazon’s death) other than as a result of (1) his material fraud or gross negligence, (2) a reorganization of Azur Pharma where Mr. Brabazon was immediately reengaged by a holding company of Azur Pharma or a successor to Azur Pharma’s business or (3) transfer of Mr. Brabazon’s employment on an initial public offering or sale of Azur Pharma or Azur Pharma’s assets, which termination other than described in (1) through (3) we refer to as a good leaver termination, Mr. Brabazon was entitled to (a) any bonus not yet paid to him (on a pro rata basis for the year of termination), (b) exercise any share options granted and vested before termination within the two years following termination and (c) require Azur Pharma or the Chief Executive Officer of Azur Pharma to purchase all shares of Azur Pharma held by Mr. Brabazon, at the greater of (i) the total consideration Mr. Brabazon paid for the shares plus the original principal amount Mr. Brabazon loaned Azur Pharma (€250,000) and (ii) a price agreed in writing between Mr. Brabazon and the Azur Pharma board of directors or, if no such price is agreed, the market value of the shares, which is referred to as the share transfer right. Pursuant to the share transfer right, the Chief Executive Officer was given the first opportunity to purchase Mr. Brabazon’s shares and would be required to purchase any shares held by Mr. Brabazon that Azur Pharma declined to purchase.

•

If Mr. Brabazon’s employment was terminated for any reason other than upon (1) a good leaver termination, (2) a reorganization of Azur Pharma where Mr. Brabazon was immediately reengaged by a holding company of Azur Pharma or a successor to Azur Pharma’s business or (3) transfer of Mr. Brabazon’s employment on an initial public offering or sale of Azur Pharma or Azur Pharma’s assets, then Azur Pharma or Mr. Brabazon could invoke the share transfer right to require Mr. Brabazon to transfer all shares of Azur Pharma held by Mr. Brabazon to the Chief Executive Officer of Azur Pharma or Azur Pharma as described above in the case of a good leaver termination, except that the repurchase price was the lower of (a) total consideration paid by Mr. Brabazon for the shares plus the original principal amount Mr. Brabazon loaned Azur Pharma (€250,000) or (b) the market value of the shares.

In connection with the merger, Azur Pharma and Mr. Brabazon entered into a new employment agreement in September 2011, as amended in February 2012, that became effective on the merger closing date in 2012 and that superseded all prior employment-related agreements between Mr. Brabazon and Azur Pharma, including his original employment agreement mentioned above. Pursuant to the new employment agreement, following the closing date of the merger, Mr. Brabazon continued his employment with our company on the terms and conditions set forth in his employment agreement as Senior Vice President, Finance, Dublin. Mr. Brabazon’s initial base salary is €200,000 per year and Mr. Brabazon is eligible to receive annual cash bonuses under our company’s cash bonus plan beginning in 2012, with a target bonus equal to 40% of base salary. Mr. Brabazon is entitled to the same severance benefits as Mr. Mulligan described above under Mr. Mulligan’s new employment agreement.

Eunan Maguire Employment Agreements

Mr. Maguire entered into an original employment agreement with Azur Pharma in May 2005 which was amended in December 2011. The original employment agreement provided that his initial base salary was €25,000 per year and that once Azur Pharma had completed a financing transaction of at least €20 million, Mr. Maguire’s base salary would increase to €50,000 per year and he would be entitled to a target bonus of 180% of his base salary in the discretion of the Azur Pharma board of directors. After three years, the base salary would be upwardly reviewed by Azur Pharma. Either Mr. Maguire or Azur Pharma could terminate the employment relationship with three months’ written notice or Azur Pharma could terminate Mr. Maguire’s employment by payment of three months’ salary in lieu of notice, except that Azur Pharma could immediately terminate Mr. Maguire’s employment upon his gross default or willful neglect of duties, misconduct or conviction or a criminal offense. Mr. Maguire was entitled to receive the same severance benefits described above with respect to Mr. Brabazon’s original employment agreement with Azur Pharma. For purposes of the share transfer right, the original principal amount Mr. Maguire loaned Azur Pharma (€250,000).

In connection with the merger, Azur Pharma and Mr. Maguire entered into a new employment agreement in September 2011, as amended in February 2012, that became effective on the merger closing date in 2012 and that superseded all prior employment-related agreements between Mr. Maguire and Azur Pharma, including his original employment agreement mentioned above. Pursuant to the new employment agreement, following the closing date, Mr. Maguire continued his employment with our company on the terms and conditions set forth in his employment agreement as Senior Vice President, Strategy and Corporate Development. Mr. Maguire’s initial base salary is $311,904 per year and Mr. Maguire is eligible to receive annual cash bonuses under our company’s cash bonus plan beginning in 2012, with a target bonus equal to 40% of base salary. Mr. Maguire is entitled to the same severance benefits as Mr. Mulligan described above under Mr. Mulligan’s new employment agreement.

Fintan Keegan Employment Agreement

Mr. Keegan entered into an original employment agreement with Azur Pharma in August 2006, which was amended in September 2010. The original employment agreement provided that his initial base salary was €150,000 per year and that he was entitled to a target bonus of up to 40% of his base salary based on his performance and at the sole discretion of the Azur Pharma board of directors. The agreement also provided that Mr. Keegan would be eligible to be granted 200,000 options subject to approval of the Azur Pharma board of directors. Either Mr. Keegan or Azur Pharma could terminate the employment relationship with three months’ written notice or Azur Pharma could terminate Mr. Keegan’s employment by payment of three months’ salary in lieu of notice, except that Azur Pharma could immediately terminate Mr. Keegan’s employment upon his material breach of his employment agreement, gross misconduct, default or willful neglect of duties, serious act of dishonesty, unsound mind, or conviction of an offense.

If Mr. Keegan’s employment was terminated by Mr. Keegan’s resignation within 180 days of a change in control (as defined in the employment agreement and described below) in circumstances where Mr. Keegan was not a bad leaver (as defined in the employment agreement and described below), then Mr. Keegan was entitled to receive a lump sum severance payment equal to two years of his base salary plus a prorated bonus equal to 40% of his base salary for the year in termination within 30 days of his termination of employment.

For purposes of Mr. Keegan’s original employment agreement, a “bad leaver” meant Mr. Keegan’s employment was terminated by Azur Pharma as a result of Mr. Keegan’s (i) material breach for non-observance of his employment agreement; (ii) gross misconduct, gross default or willful neglect in employment duties or in connection with the Azur Pharma business; (iii) serious act of dishonesty or repeated acts of dishonesty; (iv) unsound mind; or (v) conviction of any offense other than a minor traffic offense or other offense that did not affect his position with Azur Pharma.

For purposes of Mr. Keegan’s original employment agreement, a “change in control” generally meant (i) a sale, conveyance or disposal of all of Azur Pharma’s assets to a third party entity; (ii) a merger or consolidation of Azur Pharma as a result of which a third party acquired more than 50% of the Azur Pharma capital stock; or (iii) a merger or consolidation of Azur Pharma with any other corporation (other than a wholly-owned subsidiary) as a result of which Mr. Mulligan resigned as the Chief Executive Officer of Azur Pharma, or was terminated or demoted from Chief Executive Officer.

In connection with the merger, Azur Pharma and Mr. Keegan entered into a new employment agreement in September 2011, as amended in February 2012, that became effective on the merger closing date in 2012 and that superseded all prior employment-related agreements between Mr. Keegan and Azur Pharma, including his original employment agreement mentioned above. Pursuant to the new employment agreement, following the closing date of the merger, Mr. Keegan continued his employment with our company on the terms and conditions set forth in his employment agreement as Senior Vice President, Technical Operations. Mr. Keegan’s initial base salary is €200,000 per year and Mr. Keegan is eligible to receive annual cash bonuses under our cash bonus plan beginning in 2012, with a target bonus equal to 40% of base salary. Mr. Keegan is entitled to the same severance benefits as Mr. Mulligan described above under Mr. Mulligan’s new employment agreement.

Michael Kelly Employment Agreement

Mr. Kelly entered into an original employment agreement in March 2006 and subsequent related letter agreements with Azur Pharma Inc., which was the U.S. subsidiary of Azur Pharma prior to the merger (which is now named Jazz Pharmaceuticals Commercial Corp.), all of which were amended in December 2011 and are referred to collectively as the employment agreement. The employment agreement provided for an initial base salary of $200,000 and an anticipated target bonus equal to 25% of Mr. Kelly’s base salary in the years after 2006. Either Mr. Kelly or Azur Pharma Inc. could terminate the employment relationship without cause with 90 days advance notice. The employment agreement provided for a share option grant for 350,000 shares to Mr. Kelly.

Mr. Kelly was entitled to the following severance benefits under his original employment agreement and related letter agreements:

•

If Mr. Kelly was terminated without cause (as defined in the employment agreement and described below) (and other than as a result of death or disability) or resigned for good reason (as defined in the employment agreement and described below), Mr. Kelly was entitled to a severance payment equal to 12 months of base salary, continued vesting of his share options for the three month period following termination and the opportunity to exercise any vested share options during such three month period. If Mr. Kelly’s resignation for good reason occurred during the six months following a change in control (as defined in the employment agreement and described below), he was entitled to a severance payment equal to 24, rather than 12, months of his base salary and the continued vesting and exercisability of share options for three months following termination.

•

If a change in control (as defined in the employment agreement and described below) occurred during Mr. Kelly’s employment, all share options held by Mr. Kelly at the time of a change in control would immediately vest and become exercisable.

•

If Mr. Kelly was not appointed President of Azur Pharma Inc. by May 15, 2011 other than due to his death, disability, resignation other than for good reason or termination for cause, Mr. Kelly had the option to terminate his employment on or before January 30, 2012. In the event Mr. Kelly timely exercised this option to terminate his employment, then in lieu of any other severance benefits under the employment agreement and subject to his release of all claims against Azur Pharma and Azur Pharma, Inc., Mr. Kelly was entitled to receive a lump sum payment on the 60th day following his termination equal to two times his base salary then in effect and an amount equal to his target bonus for the preceding year. Additionally, Azur Pharma would purchase all of Mr. Kelly’s outstanding share options (whether vested or unvested) at the fair value of the shares underlying the share options at the time, reduced by the applicable exercise price.

For purposes of Mr. Kelly’s employment agreement, a “change in control” generally meant (i) the sale, conveyance or disposal of all of Azur Pharma Inc.’s property, stock or business; (ii) a merger or consolidation of Azur Pharma, Inc. with any other corporation, as a result of which Azur Pharma is no longer a holder of more than 50% of the capital stock of Azur Pharma, Inc.; (iii) a sale, conveyance or disposal of all of Azur Pharma’s property, stock or business to a third party or the merger or consolidation of Azur Pharma with any other corporation or other transaction, as a result of which a third party acquires more than 50% of the capital stock of Azur Pharma; or (iv) any similar transaction by way of sale, conveyance or disposal of all of the property, stock or business of Azur Pharma, Inc. or Azur Pharma or the merger or consolidation of Azur Pharma, Inc. or Azur Pharma with any other corporation in connection with which Mr. Mulligan resigned as Chief Executive Officer of Azur Pharma, or was terminated or demoted from Chief Executive Officer.

For purposes of Mr. Kelly’s employment agreement, “cause” generally meant the occurrence of any of the following actions by Mr. Kelly (i) willful and continued failure to substantially perform his duties under the employment agreement; (ii) fraud, misappropriation or intentional material damage to the property or business of Azur Pharma, Inc. or its affiliates; or (iii) felony or criminal act (other than a misdemeanor).

For purposes of Mr. Kelly’s employment agreement, “good reason” generally meant Mr. Kelly’s resignation from employment with Azur Pharma Inc. following any of the following (i) a reduction in Mr. Kelly’s target bonus eligibility (other than a reduction in connection with a redesign of Azur Pharma Inc.’s incentive plan or policies affecting all senior level executives similarly); (ii) a relocation of Mr. Kelly’s principal business location; (iii) Azur Pharma Inc.’s failure to comply with the material terms of Mr. Kelly’s employment agreement or any share option or similar agreement with Mr. Kelly; (iv) a material and substantial reduction of Mr. Kelly’s duties, responsibilities, authority or overall level of compensation; (v) a change in control; or (vi) failure of Azur Pharma to issue share options to Mr. Kelly in accordance with the original employment agreement.

In connection with the merger, Azur Pharma, Inc. and Mr. Kelly entered into a new employment agreement in September 2011 that became effective on the merger closing date in 2012 and superseded all prior employment-related agreements between Mr. Kelly and Azur Pharma, including his original employment agreement and related letter agreements mentioned above. Pursuant to the new employment agreement, following the closing date of the merger, Mr. Kelly continued his employment with Jazz Pharmaceuticals Commercial Corp. on the terms and conditions set forth in his employment agreement as Senior Vice President, Sales and Marketing. Mr. Kelly’s initial base salary is $270,000 per year and Mr. Kelly is eligible to receive annual cash bonuses under our company’s cash bonus plan beginning in 2012, with a target bonus equal to 40% of base salary. Mr. Kelly is also eligible to participate in our company’s executive change in control and severance benefit plan, which provides substantially the same severance benefits as Mr. Mulligan described above under Mr. Mulligan’s new employment agreement.

Noncompetition Agreements

In connection with the merger, each of the Azur Pharma named executive officers entered into noncompetition agreements with us (or Jazz Pharmaceuticals Commercial Corp.) that were effective in January 2012 upon the closing of the merger. Each noncompetition agreement provides that, during a specified period following the effective date of the noncompetition agreement and/or following the termination of such individual’s employment, as applicable, such individual will not (i) engage directly or indirectly in the development, manufacture, promotion, sale, distribution, licensing or sublicensing of certain specified products and product candidates that compete with products and product candidates of Jazz Pharmaceuticals and/or its affiliated entities anywhere in the United States (or, for certain categories of products, worldwide); or (ii) become affiliated with or hold any interest in any individual or entity that engages directly or indirectly in such activities. In addition, during a separate specified period following the effective date of the noncompetition agreement and/or following the termination of the individual’s employment, as applicable, such individual will not (x) hire, accept into employment, or otherwise engage or use the services of, certain employees of Jazz Pharmaceuticals and/or its affiliated entities; or (y) directly or indirectly, personally or through others, encourage, induce, attempt to induce, solicit or attempt to solicit (on such individual’s own behalf or on behalf of any other person) certain employees of Jazz Pharmaceuticals and/or of its affiliated entities to leave their employment with Jazz Pharmaceuticals and/or such affiliated entities.

Key Staff Supplemental Bonus Plan

As set forth under the heading above “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Key Staff Supplemental Bonus Plan,” Messrs. Brabazon, Maguire, Keegan and Kelly were entitled to certain fixed retention bonus amounts to be paid out in three installments in September 2011, 2012 and 2013, subject to certain conditions, under the terms of the KSSBP. The KSSBP also provided that the payment of any unpaid bonus amounts should be accelerated to the 60th day following a change in control or an initial public offering of Azur Pharma. Pursuant to the terms of the KSSBP, in March 2012, Messrs. Brabazon, Maguire, Keegan and Kelly received acceleration of the two remaining bonus payments under the KSSBP in connection with the merger closing, which represented, in total $70,197 for each Messrs. Brabazon, Maguire and Keegan and $70,000 for Mr. Kelly.

Share Option Plan

Azur Pharma’s share option plan was adopted with effect from January 2006 and was amended and restated by Azur Pharma’s board of directors and approved by its shareholders in December 2011. By its terms, the share option plan terminated upon the consummation of the merger.

A total of 2,083,333 ordinary shares were initially reserved for future issuance under the share option plan. The share option plan provided for the grant of awards in the form of share options to executives and employees of Azur Pharma and its subsidiaries at exercise prices of no less than the greater of the market value of the shares on the grant date and €2.00, as determined by the Azur Pharma board of directors. Each share option terminated if not exercised within ten years following the grant date. The share options granted under the share option plan were not exercisable until completion of a liquidity event, including the listing or admission of Azur Pharma’s ordinary shares on a specified stock exchange or regulated securities market or a share sale or asset sale (as defined below) of Azur Pharma. Upon the listing or admission of Azur Pharma’s ordinary shares on a specified stock exchange, the share options generally would become exercisable to the extent vested, based on a four year vesting schedule (with quarterly increments) from the date of grant. Upon a share sale or asset sale of Azur Pharma, the Azur Pharma board of directors had the discretion to provide that all share options would become fully vested and exercisable.

For purposes of the share option plan, an “asset sale” was defined in the Azur Pharma Articles of Association and generally meant the completion of any transaction where (i) Azur Pharma sells, transfers, leases, licenses or otherwise disposes of or ceases to exercise control over any material part of Azur Pharma’s business, undertaking or assets or (ii) Azur Pharma or any of its subsidiaries disposed of more than 50% of its ordinary share capital to any person or group. For purposes of the share option plan, a “share sale” was defined in the Azur Pharma Articles of Association at the time of adoption of the share option plan and generally meant a transfer or other disposal of legal or beneficial interest or title to 75% or more of the shares in capital of Azur Pharma to any person or group or the acceptance of an offer as a result of which the offeror became entitled or bound to acquire the remainder of the shares.

In addition, the Azur Pharma named executive officers were entitled to the opportunity to exercise vested share options in connection with certain terminations, and with respect to Mr. Kelly in connection with a change in control, as further described under the heading below entitled “Description of Compensation Arrangements—Executive Employment Agreements.”

In December 2011, the Azur Pharma board of directors and the Azur Pharma shareholders approved an amendment of the share option plan in connection with the merger to (1) provide full vesting and exercisability of all share options effective as of immediately prior to the merger closing, (2) permit, with the consent of the holder, as the method of consideration for exercising the share options, a net exercise arrangement whereby the holder of each share option would receive the total number of ordinary shares issuable upon exercise of the share option, reduced by the largest whole number of such shares having an aggregate value on the merger closing equal to the difference between the aggregate exercise price and the par value of the ordinary shares and an amount in cash or check equal to the par value of the ordinary shares subject to the share option, (3) provide that Azur Pharma, in its sole discretion, subject to the consent of each share option holder and with Jazz Pharmaceutical’s approval, could satisfy the tax withholding obligations, if any, arising from the exercise of a share option by withholding from any compensation otherwise payable to the holder of such share option, by causing the holder of such share option to tender a cash or check payment or by withholding ordinary shares from the ordinary shares issued or otherwise issuable to the holder of such share option in connection with the share option with a value on the closing date of the merger equal to the amount of the withholding tax obligation, which we refer to as the tax withholding provision, (4) eliminate the discretion of the Azur Pharma board of directors to grant options to any person other than an executive or employee of Azur Pharma or any of its subsidiaries, (5) provide that the share options would be adjusted to give effect to all capitalization adjustments in connection with the Reorganization without the surrender and re-grant of such share options and without obtaining written approval from the Azur Pharma auditors who served as accountants for the share option plan and (6) terminate effective not later than immediately prior to the effective time of the merger.

In connection with the merger and the amendment and restatement of the share option plan, each outstanding share option was also amended with the consent of the holder of such share option to (1) provide full vesting and exercisability effective as of immediately prior to the merger closing, (2) provide for the exercise the share option (effective as of immediately prior to the merger closing) not later than five business days before the merger closing, (3) provide for the net exercise procedure described above as the method of consideration for exercising the share option, (4) include the tax withholding provision, and (5) terminate without payment if not exercised (conditionally upon merger closing) prior to five business days before the merger closing.

401(k) Plan

Azur Pharma’s U.S. employees were eligible to participate in the Azur Pharma, Inc. 401(k) P/S Plan, or the 401(k) plan, which was sponsored by Azur Pharma’s U.S. subsidiary. The 401(k) plan was intended to qualify as a tax qualified plan under section 401 of the Internal Revenue Code. The 401(k) plan provided that each participant may contribute a portion of his or her pretax compensation, up to a statutory limit, which for most employees was $16,500 in 2011 (with a larger “catch up” limit for older employees). Azur Pharma’s U.S. employee contributions were held and invested by the plan’s trustee. The 401(k) plan also permitted Azur Pharma to make discretionary contributions and matching contributions, subject to established limits and a vesting schedule. In 2011, Azur Pharma provided a match of 50% of an employee’s contribution, up to a maximum of 3% of such employee’s base salary. Mr. Kelly was a participant in the 401(k) plan and Mr. Maguire was eligible for, but elected not to be a participant in, the 401(k) plan.

Following the merger in 2012, the 401(k) plan was merged into the Jazz Pharmaceuticals 401(k) plan, under which we do not make either discretionary or matching contributions.

Additional Benefits

Executive officers were eligible to participate in all of Azur Pharma’s benefit plans during 2011, such as a life assurance plan and Irish Personal Retirement Savings Accounts described below, in each case generally on the same basis as other employees. Azur Pharma additionally paid the premiums for supplemental health insurance for Mr. Mulligan in lieu of the life assurance plan. As required by Irish law, Azur Pharma provided access to a Personal Retirement Savings Account, or PRSA, to all Irish employees, including the Irish Azur Pharma named executive officers (Messrs. Mulligan, Brabazon, Maguire and Keegan). The PRSA was a retirement plan intended to qualify as a tax-qualified defined contribution plan approved by the Irish Revenue Commissioners, under which the company or a participant could contribute, up to a statutory limit (which ranged from 15% to 40% of the participant’s earnings) based on such participant’s age. Contributions to the PRSA were held and invested by the PRSA administrator. Certain of Azur Pharma’s senior management, including Messrs. Brabazon, Maguire and Keegan, elected to participate in Small Self Administered Pension Plans, or SSAP, that Azur Pharma made available to certain senior managers. Like a PRSA, an SSAP is a retirement plan intended to qualify as a tax-qualified defined contribution plan, however an SSAP is more costly for the participant a but permits greater flexibility with respect to investment of contributions. Azur Pharma had no obligation to make company contributions to any Azur Pharma named executive officer’s PRSA or SSAP retirement account and Azur Pharma did not make any regular company contributions to any PRSA or SSAP on behalf of the Azur Pharma named executive officers, except that Azur Pharma made discretionary contributions to Messrs. Brabazon and Maguire’s SSAPs in 2009 and 2010 and for Mr. Keegan in 2010 and 2011. Azur Pharma made a discretionary contribution to Mr. Keegan’s PRSA account in 2009, as described under the heading above entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers–Discretionary Contributions.”

Messrs. Maguire and Kelly were also eligible to participate in all of the benefit plans maintained by Azur Pharma’s U.S. subsidiary, in each case on the same basis as other employees of Azur Pharma’s U.S. subsidiary, including the 401(k) plan, medical, dental, vision, short-term disability, long-term disability, group life insurance, Section 125 flexible benefits healthcare plan and a flexible benefits childcare plan, under which the U.S. employees could set aside pre-tax funds to pay for qualified health care expenses and qualified childcare expenses not reimbursed by insurance.

Pension Benefits

The Azur Pharma named executive officers did not participate in, or otherwise receive any benefits under, any pension or other defined benefit plans sponsored by Azur Pharma during the year ended December 31, 2011.

Nonqualified Deferred Compensation

During the year ended December 31, 2011, the Azur Pharma named executive officers did not contribute to, or earn any amounts with respect to, any defined contribution or other plan sponsored by Azur Pharma that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards at December 31, 2011

The following table sets forth, for the fiscal year ended December 31, 2011, certain information regarding outstanding equity awards at fiscal year end for the Azur Pharma named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)(2)		Option Exercise Price ($)(3)	Option Expiration Date
Seamus Mulligan	30,000	(4)	$3.89	4/03/2018
	5,000	(5)	$2.85	11/19/2019

David Brabazon	30,000	(4)	$3.89	4/03/2018
	10,000	(5)	$2.85	11/19/2019
	20,000	(6)	$3.24	3/18/2021

Eunan Maguire	30,000	(4)	$3.89	4/03/2018
	10,000	(5)	$2.85	11/19/2019
	20,000	(6)	$3.24	3/18/2021

Fintan Keegan	200,000	(7)	$2.59	10/01/2016
	30,000	(4)	$3.89	4/03/2018
	40,000	(5)	$2.85	11/19/2019
	30,000	(6)	$3.24	3/18/2021

Michael Kelly	350,000	(8)	$2.59	3/31/2016
	30,000	(4)	$3.89	4/03/2018
	40,000	(5)	$2.85	11/19/2019
	30,000	(6)	$3.24	3/18/2021

(1)	The Azur Pharma ordinary shares listed in this column relate to share option awards granted under the share option plan, which were generally not exercisable until completion of a liquidity event, including the listing or admission of Azur Pharma’s ordinary shares on a specified stock exchange or regulated securities market or an acquisition of Azur Pharma. The options originally had a four year vesting schedule beginning on the date of grant (with quarterly increments) that determined how many shares would vest upon completion of a listing or an acquisition of Azur Pharma. In connection with the merger, each of the options were amended to provide that the vesting and exercisability of these outstanding share options would accelerate, effective immediately prior to completion of the merger in 2012 and the option would terminate if not exercised prior to the completion of the merger. For a description of the terms of these options, please see the heading above entitled “Compensation Discussion and Analysis—2011 Compensation Decisions for the Azur Pharma Named Executive Officers—Share Option Awards” and for a general description of the terms of the share option plan and the treatment in the merger please see the heading above entitled “Description of Compensation Arrangements—Share Option Plan.”
(2)	The number of shares listed in this column are the number of shares which would become vested and exercisable, assuming achievement of the time-based and liquidity-event based contingencies for the share options.
(3)	Azur Pharma’s ordinary shares were not publicly traded during 2011, and the exercise price of all share options was determined by Azur Pharma’s board of directors on the grant date based on its determination of the fair market value of Azur Pharma’s ordinary shares on such grant date. The Euro-denominated exercise prices have been converted to U.S. Dollars using a U.S. dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011.
(4)

Upon a liquidity event, the shares subject to this option award would become vested and exercisable based on vesting schedule of 1/16th of the shares vesting on June 30, 2008 and the remainder vesting on the last day of each fiscal quarter thereafter.

(5)

Upon a liquidity event, the shares subject to this option award would become vested and exercisable based on vesting schedule of 1/16th of the shares vesting on December 31, 2009 and the remainder vesting on the last day of each fiscal quarter thereafter.

(6)

Upon a liquidity event, the shares subject to this option award would become vested and exercisable based on vesting schedule of 1/16th of the shares vesting on September 30, 2011 and the remainder vesting on the last day of each fiscal quarter thereafter.

(7)

Upon a liquidity event, the shares subject to this option award would become vested and exercisable based on vesting schedule of 1/16th of the shares vesting on December 31, 2006 and the remainder vesting on the last day of each fiscal quarter thereafter.

(8)

Upon a liquidity event, the shares subject to this option award would become vested and exercisable based on vesting schedule of 1/16th of the shares vesting on June 30, 2006 and the remainder vesting on the last day of each fiscal quarter thereafter.

Option Exercises and Stock Vested

The Azur Pharma named executive officers did not exercise any share options, nor did any Azur Pharma ordinary shares held by these Azur Pharma named executive officers vest, during the year ended December 31, 2011. However, all of the outstanding share options vested and the Azur Pharma named executive officers exercised all of their outstanding options immediately prior to the consummation of the merger in January 2012.

Potential Payments upon Termination or Change in Control

As described under the heading above entitled “Description of Compensation Arrangements—Executive Employment Agreements,” the Azur Pharma named executive officers’ original employment agreements and new employment agreements provided for certain payments upon termination or a change in control of Azur Pharma or, in the case of Mr. Kelly, Azur Pharma, Inc. Additionally, the Azur Pharma named executive officers received certain benefits in connection with a termination or change in control of Azur Pharma pursuant to the KSSBP, as described under the heading above entitled “Description of Compensation Arrangements—Key Staff Supplemental Bonus Plan.” The change in control provisions under Azur Pharma’s share option plan, as amended and restated, and the share options, as amended, provided for full acceleration of vesting and exercisability in connection with the merger that completed in January 2012 and offered significant value to the Azur Pharma named executive officers. As such, the potential and actual values to the Azur Pharma named executive officers from the acceleration pursuant to the terms of the share option plan are set forth below separately. The cash value of payments each Azur Pharma named executive officer would be entitled to under his original employment agreement is also estimated below.

Seamus Mulligan. Pursuant to Mr. Mulligan’s original employment agreement, he was entitled to receive the following amounts, assuming his employment with Azur Pharma terminated as of December 31, 2011 under the following circumstances:

Benefit	Termination other than as a Result of Material Fraud or Gross Dishonesty ($)(1)	Termination or Resignation in Connection with a Reconstruction or Amalgamation ($)(2)(3)

Lump Sum Cash Severance Payment	—	1,036,800

Discretionary Contribution	—	648,000

Benefit Total	—	1,684,800

(1)	Upon a termination other than a result of material fraud or dishonesty, Mr. Mulligan was entitled to any earned but unpaid discretionary contribution and entitled to exercise any share options vested on the date of his termination for two years following his termination date. All earned discretionary contributions for Mr. Mulligan with respect to 2011 were paid on or before December 31, 2011.
(2)	These benefits would have been payable in the event of (i) an arrangement with a third party occurred for the reconstruction or amalgamation of Azur Pharma not involving liquidation or a liquidation of Azur Pharma for the purpose of reconstruction or amalgamation or in connection with any arrangement between subsidiaries, associated or holding companies of Azur Pharma for the reconstruction or amalgamation of Azur Pharma not involving liquidation and (ii) in such transaction described in (i), Mr. Mulligan’s employment was terminated because he was not immediately offered employment with the third party company or amalgamating or reconstructed company, as applicable, on terms at least as favorable than the terms in his employment agreement or because Mr. Mulligan decided against accepting employment with the third party company. The amounts in this column represent two times Mr. Mulligan’s annual base salary and discretionary contribution.
(3)	The amounts in this column were converted from Euros to U.S. dollars using a U.S. dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011.

Pursuant to Mr. Mulligan’s new employment agreement with us, which became effective in January 2012, he is entitled to receive the benefits described below. For purposes of comparison, the following table assumes Mr. Mulligan’s new employment agreement was effective as of December 31, 2011, the merger occurred on December 31, 2011 and his employment with Jazz Pharmaceuticals terminated on December 31, 2011. For purposes of the following table and related footnotes, the terms cause and good reason and are defined in Mr. Mulligan’s new employment agreement and described under the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—Seamus Mulligan Employment Agreement.”

Benefit	Involuntary Termination Without Cause or Resignation for Good Reason ($)(1)
Lump Sum Cash Severance Payment(2)	972,000
Benefit payments (3)	34,477
Equity Acceleration(4)	258,894

Benefit Total	1,265,371

(1)	These benefits are payable under the new employment agreement in the event of Mr. Mulligan’s involuntary termination without cause or resignation for good reason within the twelve months following the merger. Under Mr. Mulligan’s new employment agreement he would be entitled to additional benefits upon a termination in connection with a change in control of Jazz Pharmaceuticals, as described under the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—Seamus Mulligan Employment Agreement.”
(2)	This amount represents the sum of: (1) Mr. Mulligan’s base salary multiplied by 150%; plus (2) the product of (i) Mr. Mulligan’s base salary and (ii) 40% and (iii) 150%; plus (3) the product of (A) Mr. Mulligan’s base salary and (B) 40%, assuming Mr. Mulligan was employed for twelve months in 2011.
(3)	This amount represents payment of supplemental health insurance for a period of eighteen months.
(4)	This amount represents the acceleration of vesting and exercisability of all outstanding share options for Azur Pharma ordinary shares and is based on the closing stock price of $38.63 per share for Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on December 30, 2011 (the last trading day of 2011), minus the exercise price of the option shares held by Mr. Mulligan as of December 31, 2011, adjusted as described below. For purposes of this calculation, (x) the number of option shares was multiplied by the Reorganization Ratio, (y) the exercise price of each option was converted from Euros to dollars using a U.S dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011 and (z) the exercise price of each option was divided by the Reorganization Ratio.

David Brabazon. Pursuant to Mr. Brabazon’s original employment agreement, he was entitled to receive the following amounts, assuming his employment with Azur Pharma terminated as of December 31, 2011 under the following circumstances:

Benefit	Termination by Azur Pharma in lieu of Notice ($)(1)(2)	Termination or Resignation in Connection with a Reconstruction or Amalgamation ($)(2)(3)	Good Leaver Termination ($)(4)	Other Termination ($)(5)

Lump Sum Cash Severance Payment	64,800	518,400	—	—

Discretionary Contribution(6)	—	233,280	—	—

Share Transfer Right (7)	—	—	19,231,171	1,464,480

Benefit Total	64,800	751,680	19,231,171	1,464,480

(1)	These benefits represent three months of salary if Azur Pharma terminated Mr. Brabazon in lieu of providing three months notice of such termination, other than upon Mr. Brabazon’s gross default or willful neglect of duties, misconduct or conviction of a criminal offense.
(2)	The amounts in this column were converted from Euros to dollars using a U.S dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011.
(3)	These benefits would have been payable in the event of (i) an arrangement with a third party occurred for the reconstruction or amalgamation of Azur Pharma not involving liquidation or a liquidation of Azur Pharma for the purpose of reconstruction or amalgamation or in connection with any arrangement between subsidiaries, associated or holding companies of Azur Pharma for the reconstruction or amalgamation of Azur Pharma not involving liquidation and (ii) in such transaction described in (i), Mr. Brabazon’s employment was terminated because he was not immediately offered employment with the third party company or amalgamating or reconstructed company, as applicable, on terms at least as favorable than the terms in his employment agreement or because Mr. Brabazon decided against accepting employment with the third party company. The amounts in this column represent two times Mr. Brabazon’s annual base salary and discretionary contribution.
(4)	These benefits would have been payable in the event of termination of Mr. Brabazon’s employment (including by reason of Mr. Brabazon’s death) other than as a result of (i) his material fraud or gross negligence, (ii) a reorganization of Azur Pharma where Mr. Brabazon is immediately reengaged by a holding company of Azur Pharma or a successor to Azur Pharma’s business or (iii) transfer of Mr. Brabazon’s employment on an initial public offering or sale of Azur Pharma or Azur Pharma’s assets. In addition to the amounts listed above, Mr. Brabazon was entitled to exercise any share options vested on the date of his termination for two years following his termination date.
(5)	These benefits would have been payable in the event of any termination of Mr. Brabazon’s employment other than upon (i) a good leaver termination, (ii) a reorganization of Azur Pharma where Mr. Brabazon is immediately reengaged by a holding company of Azur Pharma or a successor to Azur Pharma’s business or (iii) transfer of Mr. Brabazon’s employment on an initial public offering or sale of Azur Pharma or Azur Pharma’s assets.
(6)	Upon a good leaver termination or other termination Mr. Brabazon was entitled any earned but unpaid discretionary contributions. All earned discretionary for Mr. Brabazon with respect to 2011 were paid on or before December 31, 2011.
(7)

The value of the share transfer right is based on the total number of shares of Azur Pharma held by Mr. Brabazon on December 31, 2011, 1,726,667 ordinary shares, multiplied by the Reorganization Ratio. With respect to a good leaver termination, the share transfer right is calculated using the closing stock price of $38.63 per share for Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on December 30, 2011

(the last trading day of 2011). For comparability purposes, we determined to use the closing Jazz Pharmaceuticals, Inc.’s common stock price on the last trading day of 2011 even though the merger had not been consummated as of the date. With respect to any other termination, the compulsory is calculated using the total consideration paid by Mr. Brabazon for the shares, plus the amount Mr. Brabazon loaned Azur Pharma, converted from Euros to dollars using a U.S Dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011. The share transfer right entitled Mr. Brabazon to require Azur Pharma or the Chief Executive Officer of Azur Pharma to purchase his shares, however Azur Pharma was not obligated to purchase Mr. Brabazon’s shares, as described in the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—David Brabazon Employment Agreement.”

Pursuant to Mr. Brabazon’s new employment agreement with us, which became effective in January 2012, he is entitled to receive the benefits described below. For purposes of comparison, the following table assumes Mr. Brabazon’s new employment agreement was effective as of December 31, 2011, the merger occurred on December 31, 2011 and his employment with Jazz Pharmaceuticals terminated on December 31, 2011. For purposes of the following table and related footnotes, the terms cause and good reason and are defined in Mr. Brabazon’s new employment agreement and described under the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—David Brabazon Employment Agreement.”

Benefit	Involuntary Termination Without Cause or Resignation for Good Reason ($)(1)
Lump Sum Cash Severance Payment(2)	648,000
Benefit payments (3)	—
Equity Acceleration(4)	458,283

Benefit Total	1,106,283

(1)	These benefits are payable under the new employment agreement in the event of Mr. Brabazon’s involuntary termination without cause or resignation for good reason within the twelve months following the merger. Under Mr. Brabazon’s new employment agreement he would be entitled to additional benefits upon a termination in connection with a change in control of Jazz Pharmaceuticals, as described under the heading above entitled “Employment Agreements—David Brabazon Employment Agreement.”
(2)	This amount represents the sum of: (1) Mr. Brabazon’s base salary multiplied by 150%; plus (2) the product of (i) Mr. Brabazon’s base salary and (ii) 40% and (iii) 150%; plus (3) the product of (A) Mr. Brabazon’s base salary and (B) 40%, assuming Mr. Brabazon was employed for twelve months in 2011. This amount was converted from Euros to U.S. dollars using a U.S. dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011.
(3)	This amount represents payment of all applicable premiums for any health, dental or vision plan for a period of eighteen months and is zero, as Mr. Brabazon does not receive company-sponsored health, dental or vision plan benefits.
(4)	This amount represents the acceleration of vesting and exercisability of all outstanding share options for Azur Pharma ordinary shares and is based on the closing stock price of $38.63 per share for Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on December 30, 2011 (the last trading day of 2011), minus the exercise price of the option shares held by Mr. Brabazon as of December 31, 2011, adjusted as described below. For purposes of this calculation, (x) the number of option shares was multiplied by the Reorganization Ratio, (y) the exercise price of each option was converted from Euros to dollars using a U.S dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011 and (z) the exercise price of each option was divided by the Reorganization Ratio.

Eunan Maguire. Pursuant to Mr. Maguire’s original employment agreement, he was entitled to receive the following amounts, assuming his employment with Azur Pharma terminated as of December 31, 2011 under the following circumstances.

Benefit	Termination by Azur Pharma in lieu of Notice ($)(1)	Termination or Resignation in Connection with a Reconstruction or Amalgamation ($)(2)	Good Leaver Termination ($)(3)	Other Termination ($)(4)

Lump Sum Cash Severance Payment	77,976	623,808	—	—

Discretionary Contribution (5)	—	250,000	—	—

Share Transfer Right (6)	—	—	13,439,545	738,720

Benefit Total	$77,976	$873,808	13,439,545	738,720

(1)	These benefits represent three months of salary if Azur Pharma terminated Mr. Maguire in lieu of providing three months notice of such termination other than upon Mr. Maguire’s gross default or willful neglect of duties, misconduct or conviction or a criminal offense.
(2)

These benefits would have been payable in the event of (i) an arrangement with a third party occurred for the reconstruction or amalgamation of Azur Pharma not involving liquidation or a liquidation of Azur Pharma for the purpose of reconstruction or amalgamation or in connection with any arrangement between subsidiaries, associated or holding companies of Azur Pharma for the reconstruction or amalgamation of Azur Pharma not involving liquidation and (ii) in such transaction described in (i), Mr. Maguire’s employment was terminated because he was not immediately offered employment with the third party company or amalgamating or reconstructed company, as applicable, on terms at least as favorable than the terms in his employment agreement or because Mr. Maguire decided against accepting employment with the third party company. The amounts in this column represent two times Mr. Maguire’s annual base salary and discretionary contribution.
(3)	These benefits would have been payable in the event of termination of Mr. Maguire’s employment (including by reason of Mr. Maguire’s death) other than as a result of (i) his material fraud or gross negligence, (ii) a reorganization of Azur Pharma where Mr. Maguire is immediately reengaged by a holding company of Azur Pharma or a successor to Azur Pharma’s business or (iii) transfer of Mr. Maguire’s employment on an initial public offering or sale of Azur Pharma or Azur Pharma’s assets. In addition to the amounts listed above, Mr. Maguire was entitled to exercise any share options vested on the date of his termination for two years following his termination date.
(4)	These benefits would have been payable in the event of any termination of Mr. Maguire’s employment other than upon (i) a good leaver termination, (ii) a reorganization of Azur Pharma where Mr. Maguire is immediately reengaged by a holding company of Azur Pharma or a successor to Azur Pharma’s business or (iii) transfer of Mr. Maguire’s employment on an initial public offering or sale of Azur Pharma or Azur Pharma’s assets.
(5)	Upon a good leaver termination or other termination, Mr. Maguire was entitled any earned but unpaid discretionary contributions. All earned discretionary for Mr. Maguire with respect to 2011 were paid on or before December 31, 2011.
(6)	The value of the compulsory transfer right is based on the total number of shares of Azur Pharma held by Mr. Maguire on December 31, 2011, 1,206,667 ordinary shares, multiplied by the Reorganization Ratio. With respect to a good leaver termination, the compulsory transfer right is calculated using the closing stock price of $38.63 per share for Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on December 30, 2011 (the last trading day of 2011). For comparability purposes, we determined to use the closing Jazz Pharmaceuticals, Inc.’s common stock price on the last trading day of 2011 even though the merger had not been consummated as of the date. With respect to any other termination, the share transfer right right is calculated using the total consideration paid by Mr. Maguire for the shares plus the amount Mr. Maguire loaned Azur Pharma, converted from Euros to dollars using a U.S Dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011. The share transfer right entitled Mr. Maguire to require Azur Pharma or the Chief Executive Officer of Azur Pharma to purchase his shares, however Azur Pharma was not obligated to purchase Mr. Maguire’s shares, as described in the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—Eunan Maguire Employment Agreement.”

Pursuant to Mr. Maguire’s new employment agreement with us, which became effective in January 2012, he is entitled to receive the benefits described below. For purposes of comparison, the following table assumes Mr. Maguire’s new employment agreement was effective as of December 31, 2011, the merger occurred on December 31, 2011 and his employment with Jazz Pharmaceuticals terminated on December 31, 2011. For purposes of the following table and related footnotes, the terms cause and good reason and are defined in Mr. Maguire’s new employment agreement and described under the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—Eunan Maguire Employment Agreement.”

Benefit	Involuntary Termination Without Cause or Resignation for Good Reason ($)(1)
Lump Sum Cash Severance Payment(2)	779,760
Benefit payments (3)	21,240
Equity Acceleration(4)	458,283

Benefit Total	1,259,283

(1)	These benefits are payable under the new employment agreement in the event of Mr. Maguire’s involuntary termination without cause or resignation for good reason within the twelve months following the merger. Under Mr. Maguire’s new employment agreement he would be entitled to additional benefits upon a termination in connection with a change in control of Jazz Pharmaceuticals, as described under the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—Eunan Maguire Employment Agreement.”
(2)	This amount represents the sum of: (1) Mr. Maguire’s base salary multiplied by 150%; plus (2) the product of (i) Mr. Maguire’s base salary and (ii) 40% and (iii) 150%; plus (3) the product of (A) Mr. Maguire’s base salary and (B) 40%, assuming Mr. Maguire was employed for twelve months in 2011.
(3)	This amount represents payment of all applicable premiums for any health, dental or vision plan for a period of eighteen months.
(4)	This amount represents the acceleration of vesting and exercisability of all outstanding share options for Azur Pharma ordinary shares and is based on the closing stock price of $38.63 per share for Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on December 30, 2011 (the last trading day of 2011), minus the exercise price of the option shares held by Mr. Maguire as of December 31, 2011, adjusted as described below. For purposes of this calculation, (x) the number of option shares was multiplied by the Reorganization Ratio, (y) the exercise price of each option was converted from Euros to dollars using a U.S dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011 and (z) the exercise price of each option was divided by the Reorganization Ratio.

Fintan Keegan. Pursuant to Mr. Keegan’s original employment agreement, he was entitled to receive the following amounts, assuming his employment with Azur Pharma terminated as of December 31, 2011 under the following circumstances.

Benefit	Termination by Azur Pharma in lieu of Notice ($)(1)(2)	Resignation following a Change in Control ($)(2)(3)

Lump Sum Cash Severance Payment(2)	64,800	518,400

Discretionary Contribution	—	103,680

Benefit Total	64,800	622,080

(1)	These benefits represent three months of salary if Azur Pharma terminated Mr. Keegan in lieu of providing three months notice of such termination, except that Azur Pharma could immediately terminate Mr. Keegan’s employment upon his material breach of his employment agreement, gross misconduct, default or willful neglect of duties, serious act of dishonesty, unsound mind, or conviction of an offense.
(2)	The amounts in this column were converted from Euros to U.S. dollars using a U.S. dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011.
(3)	These benefits would have been payable in the event of Mr. Keegan’s resignation within 180 days of a change in control of Azur Pharma in circumstances where Mr. Keegan was not a bad leaver (as defined in the employment agreement and described in the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—Fintan Keegan Employment Agreement”). The amounts in this column represent two years of Mr. Keegan’s annual base salary plus a discretionary contribution equal to 40% of his 2011 base salary amount.

Pursuant to Mr. Keegan’s new employment agreement with us, which became effective in January 2012, he is entitled to receive the benefits described below. For purposes of comparison, the following table assumes Mr. Keegan’s new employment agreement was effective as of December 31, 2011, the merger occurred on December 31, 2011 and his employment with Jazz Pharmaceuticals terminated on December 31, 2011. For purposes of the following table and related footnotes, the terms cause and good reason and are defined in Mr. Keegan’s new employment agreement and described under the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—Fintan Keegan Employment Agreement.”

Benefit	Involuntary Termination Without Cause or Resignation for Good Reason ($)(1)
Lump Sum Cash Severance Payment(2)	648,000
Benefit payments (3)	—
Equity Acceleration(4)	2,494,964

Benefit Total	3,142,964

(1)	These benefits are payable under the new employment agreement in the event of Mr. Keegan’s involuntary termination without cause or resignation for good reason within the twelve months following the merger. Under Mr. Keegan’s new employment agreement he would be entitled to additional benefits upon a termination in connection with a change in control of Jazz Pharmaceuticals, as described under the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—Fintan Keegan Employment Agreement.”
(2)	This amount represents the sum of: (1) Mr. Keegan’s base salary multiplied by 150%; plus (2) the product of (i) Mr. Keegan’s base salary and (ii) 40% and (iii) 150%; plus (3) the product of (A) Mr. Keegan’s base salary and (B) 40%, assuming Mr. Keegan was employed for twelve months in 2011. This amount was converted from Euros to U.S. dollars using a U.S. dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011.
(3)	This amount represents payment of all applicable premiums for any health, dental or vision plan for a period of eighteen months and is zero, as Mr. Keegan did not receive company-sponsored health, dental or vision plan benefits.
(4)	This amount represents the acceleration of vesting and exercisability of all outstanding share options for Azur Pharma ordinary shares and is based on the closing stock price of $38.63 per share for Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on December 30, 2011 (the last trading day of 2011), minus the exercise price of the option shares held by Mr. Keegan as of December 31, 2011, adjusted as described below. For purposes of this calculation, (x) the number of option shares was multiplied by the Reorganization Ratio, (y) the exercise price of each option was converted from Euros to dollars using a U.S dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011 and (z) the exercise price of each option was divided by the Reorganization Ratio.

Michael Kelly. Pursuant to Mr. Kelly’s original employment agreement and letter agreement, he was entitled to receive the following amounts, assuming his employment with Azur Pharma terminated as of December 31, 2011 under the following circumstances. For purposes of the following table and related footnotes, the terms cause, good reason and change in control are defined in Mr. Kelly’s employment agreement and described under the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—Michael Kelly Employment Agreement.”

Benefit	Termination by Azur Pharma in lieu of Notice ($)(1)	Termination without Cause or Resignation for Good Reason ($)(2)	Resignation for Good Reason within Six Months of Change in Control ($)(3)	Change in Control ($)(4)	Voluntary Resignation ($)(5)

Lump Sum Cash Severance Payment	66,575	270,000	540,000	—	540,000

Discretionary Contribution	—	—	—	—	125,000

Equity Acceleration	—	235,973	235,973	3,776,832	—

Equity Cashout Payment(6)	—	—	—	—	3,776,832

Benefit Total	66,575	505,973	775,973	3,776,832	4,441,832

(1)	These benefits represent 90 days of salary if Azur Pharma terminated Mr. Kelly without cause in lieu of providing 90 days notice of such termination.
(2)	These benefits would have been payable in the event Mr. Kelly was terminated without cause (and other than as a result of death or disability) or resigned for good reason, and represent 12 months of base salary and the opportunity to exercise for a period of three months following termination, any share options that were vested as of the date of termination or which vested during the three months following termination.
(3)	These benefits would have been payable in the event Mr. Kelly resigned for good reason within six months of a change in control and represent 24 months of base salary and the opportunity to exercise for a period of three months following termination, any share options that were vested as of the date of termination or which vested during the three months following termination. The value of share option acceleration during the three month period is based on the closing stock price of $38.63 per share for Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on December 30, 2011 (the last trading day of 2011), minus the exercise price of the option shares held by Mr. Kelly as of December 31, 2011, adjusted as described below. For comparability purposes, we determined to use the closing Jazz Pharmaceuticals, Inc.’s common stock price on the last trading day of 2011 even though the merger had not been consummated as of the date. For purposes of this calculation, (x) the number of option shares was multiplied by the Reorganization Ratio, (y) the exercise price of each option was converted from Euros to dollars using a U.S. dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011 and (z) the exercise price of each option was divided by the Reorganization Ratio.
(4)	This amount represents the value of acceleration of vesting and exercisability of all of Mr. Kelly’s Azur Pharma share options upon the occurrence of a change in control. The value of share option acceleration during the three months is based on the closing stock price of $38.63 per share for Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on December 30, 2011 (the last trading day of 2011), minus the exercise price of the option shares held by Mr. Kelly as of December 31, 2011, adjusted as described below. For comparability purposes, we determined to use the closing Jazz Pharmaceuticals, Inc.’s common stock price on the last trading day of 2011 even though the merger had not been consummated as of the date. For purposes of this calculation, (x) the number of option shares was multiplied by the Reorganization Ratio, (y) the exercise price of each option was converted from Euros to dollars using an exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011 and (z) the exercise price of each option was divided by the Reorganization Ratio.
(5)	These benefits would have been payable if Mr. Kelly was not appointed President of Azur Pharma Inc. by May 15, 2011 other than due to his death, disability, resignation other than for good reason or termination for cause, and Mr. Kelly exercised his option to terminate his employment on December 31, 2011. These benefits represent two times Mr. Kelly’s base salary, discretionary contribution for 2010 and the value of the equity cashout payment.
(6)	The amount represents the amount Azur Pharma would pay to purchase all of Mr. Kelly’s outstanding share options (whether vested or unvested) at the fair value of the shares underlying the share options at the time, reduced by the applicable exercise price, based on the closing stock price of $38.63 per share for Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on December 30, 2011 (the last trading day of 2011), minus the exercise price of all 450,000 option shares held by Mr. Kelly as of December 31, 2011, adjusted as described below. For purposes of this calculation, (x) the number of option shares was multiplied by the Reorganization Ratio, (y) the exercise price of each option was converted from Euros to dollars using an exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011 and (z) the exercise price of each option was divided by the Reorganization Ratio. For comparability purposes, we determined to use the closing Jazz Pharmaceuticals, Inc.’s common stock price on the last trading day of 2011 even though the merger had not been consummated as of the date.

Pursuant to Mr. Kelly’s new employment agreement with us, which became effective in January 2012, he is entitled to receive the benefits described below. For purposes of comparison, the following table assumes Mr. Kelly’s new employment agreement was effective as of December 31, 2011, the merger occurred on December 31, 2011 and his employment with Jazz Pharmaceuticals terminated on December 31, 2011. For purposes of the following table and related footnotes, the terms cause and good reason and are defined in Mr. Kelly’s new employment agreement and described under the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—Michael Kelly Employment Agreement.”

Benefit	Involuntary Termination Without Cause or Resignation for Good Reason ($)(1)
Lump Sum Cash Severance Payment(2)	675,000
Benefit payments (3)	21,567
Equity Acceleration(4)	3,776,832

Benefit Total	4,473,399

(1)	These benefits are payable under the new employment agreement in the event of Mr. Kelly’s involuntary termination without cause or resignation for good reason within the twelve months following the merger. Under Mr. Kelly’s new employment agreement he would be entitled to additional benefits upon a termination in connection with a change in control of Jazz Pharmaceuticals, as described under the heading above entitled “Compensation Discussion and Analysis—Employment Agreements—Michael Kelly Employment Agreement.”
(2)	This amount represents the sum of: (1) Mr. Kelly’s base salary multiplied by 150%; plus (2) the product of (i) Mr. Kelly’s base salary and (ii) 40% and (iii) 150%; plus (3) the product of (A) Mr. Kelly’s base salary and (B) 40%, assuming Mr. Kelly was employed for twelve months in 2011. This amount represents payment of all applicable premiums for any health, dental or vision plan for a period of eighteen months.
(3)	This amount represents payment of all applicable premiums for any health, dental or vision plan for a period of eighteen months.

(4)	This amount represents the acceleration of vesting and exercisability of all outstanding share options for Azur Pharma ordinary shares and is based on the closing stock price of $38.63 per share for Jazz Pharmaceuticals, Inc.’s common stock as reported on NASDAQ on December 30, 2011 (the last trading day of 2011), minus the exercise price of the option shares held by Mr. Kelly as of December 31, 2011, adjusted as described below. For purposes of this calculation, (x) the number of option shares was multiplied by the Reorganization Ratio, (y) the exercise price of each option was converted from Euros to dollars using a U.S dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011 and (z) the exercise price of each option was divided by the Reorganization Ratio.

Key Staff Supplemental Bonus Plan. The following table and the related footnotes provide the potential payments under the KSSBP to which the Azur Pharma named executive officers would be entitled in connection with a change in control of Azur Pharma, as if a change in control had taken place as of December 31, 2011. In connection with the merger, the amounts set forth below in the table were actually paid in March 2012. Mr. Mulligan was not a participant under the KSSBP and was not entitled to any bonus payment under the KSSBP. For additional information, please refer to information in heading above entitled “Description of Compensation Arrangements—Key Staff Supplemental Bonus Plan.”

Name	Payment under Key Staff Supplemental Bonus Plan upon a Change in Control of Azur Pharma ($) (1)
David Brabazon	70,197
Eunan Maguire	70,197
Fintan Keegan	70,197
Michael Kelly	70,000

(1)

The payments represent the two remaining payments under the KSSBP which were originally scheduled to be paid in September 2012 and September 2013, but which were subject to acceleration and required to be paid in full in the event of a change in control. The amounts for Messrs. Brabazon, Maguire and Keegan were denominated in Euro and the amounts shown for them represent the U.S. dollar equivalent of the applicable Euro value, based on the average annual U.S dollar per euro exchange rate of 1.3928 for 2011. The amount paid to each of Messrs. Brabazon, Maguire and Keegan was €50,400.

Share Option Plan. The following table and related footnotes present information about the value of the vesting acceleration of the Azur Pharma named executive officers’ options both as of December 31, 2011, assuming the change in control had taken place on that date, and as of immediately prior to the consummation of the merger when the vesting of the options were in fact accelerated. For additional information, see “Description of Compensation Arrangements—Equity Compensation Agreements—Share Option Plan.”

Name	Potential Value as of December 31, 2011 ($)(1)	Actual Value Immediately Prior to Merger Completion ($)(2)
Seamus Mulligan	258,894	341,977
David Brabazon	458,283	600,469
Eunan Maguire	458,283	600,469
Fintan Keegan	2,494,964	3,202,399
Michael Kelly	3,776,832	4,837,404

(1)	The amounts set forth under the column captioned “Potential Value” consist of the value of the accelerated vesting and exercisability of share options held by each named executive officer. Such value is calculated as the number of shares subject to each option, adjusted as described below, multiplied by the difference between (a) the $38.63 value of Jazz Pharmaceuticals, Inc.’s common share as reported on NASDAQ on December 30, 2011 (the last trading day of 2011) and (b) the exercise price of each of the share options subject to acceleration, adjusted as described below. For purposes of this calculation, (x) the number of shares subject to each share option was multiplied by the Reorganization Ratio, (y) the exercise price of each share option was converted from Euros to dollars using an exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011 and (z) the exercise price of each share option was divided by the Reorganization Ratio.
(2)	The amounts set forth under the column captioned “Actual Value” consist of the value of the accelerated vesting and exercisability of share options held by each named executive officer. Such value is calculated as the number of shares subject to each option, adjusted as described below, multiplied by the difference between (a) the $46.64 value of Jazz Pharmaceuticals, Inc.’s common share as reported on NASDAQ on the date of the actual vesting acceleration and (b) the exercise price of each of the share options subject to acceleration, adjusted as described below. For purposes of this calculation, (x) the number of shares subject to each share option was multiplied by Reorganization Ratio, (y) the exercise price of each share option was converted from Euros to dollars using an exchange rate of 1.2736, which was the ending exchange rate for January 17, 2012 and (z) the exercise price of each share option was divided by the Reorganization Ratio.

Director Compensation

During 2011, the Azur Pharma board of directors consisted of Mr. Mulligan and two non-employee directors: Brian McKiernan, a representative of Davy on the board of directors, and Anthony Tebbutt. Each of Messrs. McKiernan and Tebbutt resigned from the board of directors effective upon the consummation of the merger. Mr. Mulligan continues to serve on our board of directors. During 2011, Mr. Mulligan did not receive any additional compensation for his role as a director of Azur Pharma. For information relating to Mr. Mulligan’s compensation as an executive officer, see “Summary of Compensation” above.

The following table sets forth information concerning the compensation paid by Azur Pharma during the 2011 to its two non-employee directors:

DIRECTOR COMPENSATION FOR FISCAL 2011

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)		Total ($)

Brian McKiernan	—		—		—	(3)

Anthony Tebbutt	26,656	(1)	35,269	(2)	61,925	(3)

(1)	Consists of fees earned for services as a member of the Azur Pharma board of directors.
(2)	Mr. Tebbutt provided consulting services in support of Azur Pharma’s business and organizational development and was paid $35,269 for such services in 2011.
(3)	Neither Mr. McKiernan nor Mr. Tebbutt were granted any equity awards during 2011, and neither Mr. McKiernan nor Mr. Tebbutt held any share options at December 31, 2011.

In connection with the merger, we established compensation arrangements for our non-employee directors and assumed and adopted the 2007 Non-Employee Directors Stock Option Plan and Directors Deferred Compensation Plan of Jazz Pharmaceuticals, Inc. Accordingly, the director compensation information set forth above is not indicative of the current compensation arrangements for our non-employee directors. A description of the current compensation arrangements for our non-employee directors may be found in the Annual Report on Form 10-K for the year ended December 31, 2011, including Amendment No. 1 thereto, that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the Securities and Exchange Commission (Commission File No. 001-33500).

Compensation Committee Report(1)

The compensation committee of Jazz Pharmaceuticals plc has reviewed and discussed with management the Compensation Discussion and Analysis, or CD&A, contained herein. In reliance on this review and discussion, the compensation committee of Jazz Pharmaceuticals plc has recommended to the board of directors that the CD&A be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that Jazz Pharmaceuticals plc filed with the SEC covering the last full fiscal year of Azur Pharma.

Respectfully submitted,

The Compensation Committee of the Board of Directors

Mr. Paul L. Berns (Chairperson)
Mr. Patrick G. Enright
Mr. Rick E Winningham

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the Commission and is not to be incorporated by reference in any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Compensation Committee Interlocks and Insider Participation

During 2011, Azur Pharma did not have a compensation committee of the board of directors or committee performing equivalent functions. Accordingly, the entire Azur Pharma board of directors performed the function of a compensation committee, which included Seamus Mulligan, Azur Pharma’s Chairman and Chief Executive Officer. Other than Mr. Mulligan, during 2011, none of Azur Pharma’s executive officers were present or participated in the Azur Pharma board of director’s executive compensation discussions and determinations. Information regarding Mr. Mulligan’s compensation during 2011 is included in this Item 11, and information regarding certain transactions with or involving Mr. Mulligan is included in Item 13 of this report. During 2011, none of Azur Pharma’s executive officers served on the board of directors or compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on Azur Pharma’s board of directors.

After the merger, our compensation committee is composed of three directors: Messrs. Berns, Enright and Winningham. None of the current members of our compensation committee has at any time been an officer or employee of Jazz Pharmaceuticals or Azur Pharma. None of our executive officers serves, or in the past fiscal year has served, as a member of the board of directors or the compensation committee of any entity that has one or more of its executive officers serving on the board of directors or compensation committee of Jazz Pharmaceuticals or Azur Pharma.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain information as of December 31, 2011 with respect to Azur Pharma’s equity compensation plans in effect on that date because this Annual Report on Form 10-K covers the last fiscal year of Azur Pharma and the merger was consummated after the end of the period covered by this Annual Report on Form 10-K. Accordingly, the following table does not include information with respect to the equity compensation plans of Jazz Pharmaceuticals, Inc. in effect as of December 31, 2011, which equity compensation plans were assumed and adopted by us in connection with the merger, which equity compensation plan information may be found in the Annual Report on Form 10-K for the year ended December 31, 2011, including Amendment No. 1 thereto, that we filed on behalf of and as successor to Jazz Pharmaceuticals, Inc. with the Securities and Exchange Commission (Commission File No. 001-33500).

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Share Option Plan(1)	1,542,750	(2)	$3.02	(3)	540,583	(1)
Equity compensation plans not approved by security holders:	—		—		—

Total	1,542,750	(2)			540,583	(1)

(1)	The Share Option Plan terminated upon the consummation of the merger.
(2)	All outstanding share options were exercised immediately prior to the merger.
(3)	The exercise prices of all share options were denominated in Euro and the weighted-average exercise price shown for them was converted from Euros to dollars using a U.S dollar per Euro exchange rate of 1.2960, which was the ending exchange rate for December 30, 2011.

SECURITY OWNERSHIP OF

CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our ordinary shares as of April 18, 2012 (except as noted) by: (i) each director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our ordinary shares.

	Beneficial Ownership(2)
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage of Total
5% Shareholders:
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.
9 West 57th Street, Suite 4200
New York, NY 10019
KKR JP LLC(3)	7,517,030	13.14%
KKR JP III LLC(3)	23,753	*

FMR LLC(4)	5,066,883	8.95%
82 Devonshire Street
Boston, MA 02109

Janus Capital Group LLC(5)	2,937,232	5.19%
151 Detroit Street
Denver, CO 80206

Named Executive Officers and Directors:
Bruce C. Cozadd(6)	543,371	*
Kathryn E. Falberg(7)	145,213	*
Carol A. Gamble(8)	57,030	*
Russell J. Cox(9)	31,217	*
Karen J. Wilson(10)	4,940	*
Paul L. Berns(11)	4,691	*
Bryan C. Cressey(12)	1,497,477	2.65%
Patrick G. Enright(13)	2,741,838	4.76%
James C. Momtazee(14)	31,392	*
Seamus Mulligan(15)	3,291,009	5.81%
Kenneth W. O’Keefe(16)	883,461	1.56%
Alan M. Sebulsky(17)	70,434	*
Rick E Winningham	37,657	*
All directors and executive officers as a group (14 persons)(18)	9,282,700	28.84%

*	Less than 1%.
(1)	Unless otherwise provided in the table above or in the notes below, the address for each of the beneficial owners listed is c/o Jazz Pharmaceuticals plc, 45 Fitzwilliam Square, Dublin 2 Ireland.
(2)	This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13G or 13D filed with the Securities and Exchange Commission, or the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 56,614,232 ordinary shares outstanding on April 18, 2012, adjusted as required by rules promulgated by the SEC. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options and warrants that are exercisable within 60 days of April 18, 2012, as well as shares credited to individual non-employee director phantom stock accounts under our Directors Deferred Compensation Plan as of April 18, 2012. Amounts credited to individual non-employee director phantom stock accounts under our Directors Deferred Compensation Plan are payable solely in our ordinary shares, but such shares do not have current voting or investment power. Shares issuable pursuant to our Directors Deferred Compensation Plan and shares issuable pursuant to the exercise of stock options and warrants that are exercisable within 60 days of April 18, 2012 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	KKR JP LLC (“KKR JP”) directly holds 6,919,193 of our ordinary shares and warrants to purchase 597,837 of our ordinary shares. KKR Millennium Fund L.P. (“KKR Millennium Fund”) is the sole member of KKR JP. KKR Associates Millennium L.P. (“KKR Associates Millennium”) is the sole general partner of KKR Millennium Fund. KKR Millennium GP LLC (“KKR Millennium GP”) is the sole general partner of KKR Associates Millennium. KKR Fund Holdings L.P. (“KKR Fund Holdings”) is the designated member of KKR Millennium GP. KKR Fund Holdings GP Limited (“KKR Fund Holdings GP”) is a general partner of KKR Fund Holdings. KKR Millennium Fund, KKR Associates Millennium, KKR Millennium GP, KKR Fund Holdings and KKR Fund Holdings GP disclaim beneficial ownership of the securities held by KKR JP.

KKR JP III LLC (“KKR JP III”) directly holds 23,753 of our ordinary shares. KKR Partners III, L.P. (“KKR Partners III”) is the sole member of KKR JP III. KKR III GP LLC (“KKR III GP”) is the sole general partner of KKR Partners III. KKR Partners III and KKR III GP disclaim beneficial ownership of the securities held by KKR JP III.

Each of KKR Group Holdings L.P. (“KKR Group Holdings”) (as the sole shareholder of KKR Fund Holdings GP and a general partner of KKR Fund Holdings L.P.); KKR Group Limited (“KKR Group”) (as the general partner of KKR Group Holdings); KKR & Co. L.P. (“KKR & Co.”) (as the sole shareholder of KKR Group); and KKR Management LLC (as the general partner of KKR & Co.) disclaim beneficial ownership of the securities held by KKR JP.

As the designated members of KKR Management LLC and the managing members of KKR III GP LLC, Messrs. Henry R. Kravis and George R. Roberts may be deemed to be the beneficial owner of the securities held by KKR JP and KKR JP III but disclaim beneficial ownership of such securities. Messrs. Kravis and Roberts have also been designated as managers of KKR Millennium GP by KKR Fund Holdings.

The entities named in this footnote (1) are sometimes referred to herein as the KKR Entities. Michael W. Michelson and James C. Momtazee are executives of Kohlberg Kravis Roberts & Co. L.P. and/or one or more of its affiliates. Mr. Momtazee is a member of our board of directors and was a member of the board of directors of Jazz Pharmaceuticals, Inc. Mr. Michelson served as a member of the board of directors of Jazz Pharmaceuticals, Inc. Each of Messrs. Michelson and Momtazee disclaim beneficial ownership of any securities beneficially owned by the KKR Entities. The address of the KKR Entities and Mr. Kravis is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, New York, NY 10019. The address of Messrs. Roberts and Momtazee is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(4)	This information is based on a report on Form TR-1 provided to us by FMR LLC on April 11, 2012. According to the report, FMR LLC is the parent holding company of Fidelity Management & Research Company, investment manager for US mutual funds, FIL Management Trust Company, Pyramis Global Advisors Trust Company, a US state chartered bank which acts as a trustee or investment manager of various pension and trust accounts, Pyramis Global Advisors LLC and Pyramis Trust Company. As of April 9, 2012, FMR LLC holds indirect voting rights over 5,066,883 shares.
(5)	This information is based on information provided to us by Janus Capital Group LLC (“Janus Capital”), which reported the holdings of Janus Capital as of March 31, 2012. Janus Capital is a registered investment adviser which furnishes investment advice to several investment companies registered under Section 8 of the Investment Company Act of 1940 and individual and institutional clients (collectively referred to herein as “Managed Portfolios”). As a result of its role as an investment adviser or sub-adviser to the Managed Portfolios, Janus Capital may be deemed to be the beneficial owner of the shares of securities and has sole dispositive power over the shares held by such Managed Portfolios. However, Janus Capital does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights.
(6)	Includes 46,305 ordinary shares Mr. Cozadd has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012.
(7)	Includes 53,000 ordinary shares held by Ms. Falberg as trustee for a trust and 34,012 ordinary shares Ms. Falberg has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012.
(8)	Includes 18,213 ordinary shares held by Ms. Gamble as of April 11, 2012 and 38,817 ordinary shares Ms. Gamble has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012. On January 18, 2012, Ms. Gamble resigned from her positions as Senior Vice President, General Counsel of both us and Jazz Pharmaceuticals, Inc., effective as of March 12, 2012, in connection with her retirement. She is currently serving as a consultant to us through July 12, 2012.
(9)	Includes 17,212 ordinary shares Mr. Cox has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012.
(10)	Includes 2,648 ordinary shares Ms. Wilson has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012.
(11)	Includes 4,691 ordinary shares issuable to Mr. Berns pursuant to our Directors Deferred Compensation Plan as of April 18, 2012.
(12)	Includes 1,431,499 ordinary shares held by Thoma Cressey Fund VII, L.P. and 27,631 ordinary shares held by Thoma Cressey Friends Fund VII, L.P. The funds named in this Note (12) are sometimes referred to herein as the Thoma Cressey Funds. Bryan C. Cressey, Orlando Bravo, Lee Mitchell and Carl Thoma are partners of Thoma Cressey Equity Partners, the sponsor of the Thoma Cressey Funds, and each may be deemed to have shared voting and investment power over the ordinary shares beneficially owned by the Thoma Cressey Funds. Each of Messrs. Cressey, Bravo, Mitchell and Thoma disclaims beneficial ownership of the ordinary shares beneficially owned by the Thoma Cressey Funds, except to the extent of each of their pecuniary interest therein.
(13)	Includes 9,929 ordinary shares issuable to Mr. Enright pursuant to our Directors Deferred Compensation Plan as of April 18, 2012. Also includes 1,748,990 ordinary shares and a warrant to acquire 929,243 of our ordinary shares held by Longitude Venture Partners, L.P. and 35,052 ordinary shares and a warrant to acquire 18,624 of our ordinary shares held by Longitude Capital Associates, L.P. The funds named in this Note (13) are sometimes referred to herein as the Longitude Funds. Each of Patrick G. Enright and Juliet Tammenoms Bakker are managing members of Longitude Capital Partners, LLC, which is the general partner of each of the Longitude Funds, and may be deemed to have shared voting and dispositive power with respect to the ordinary shares held by or issuable to the Longitude Funds. Each of Mr. Enright and Ms. Bakker disclaims beneficial ownership of all such ordinary shares except to the extent of such person’s proportionate pecuniary interest therein.
(14)	Includes 17,507 ordinary shares issuable to Mr. Momtazaee pursuant to our Directors Deferred Compensation Plan as of April 18, 2012. Mr. Momtazee disclaims beneficial ownership of the shares described in Note (3) above.
(15)	Consists (i) 2,426,055 ordinary shares held by Mr. Mulligan and (ii) 864,954 ordinary shares held by The Barrymore Trust. The Barrymore Trust is a discretionary family trust the beneficiaries of which are the Mr. Mulligan, his wife and his children. Of these ordinary shares, 569,161 ordinary shares are held by Deutsche Bank National Trust Company, or Deutsche Bank, as escrow agent, as security for the indemnification obligations of the historic Azur Pharma shareholders in connection with the merger pursuant to an escrow agreement among us, Jazz Pharmaceuticals, Inc., Seamus Mulligan, as representative of the indemnitors, and Deutsche Bank.
(16)	Includes 22,249 ordinary shares issuable to Mr. O’Keefe pursuant to our Directors Deferred Compensation Plan as of April 18, 2012. Also includes 861,212 ordinary shares held by Beecken Petty O’Keefe Fund II L.P., Beecken Petty O’Keefe QP Fund II, L.P. and Beecken Petty O’Keefe Executive Fund II, L.P. as tenants in common (collectively, “BPO Fund II”). Beecken Petty O’Keefe & Company II, L.P., is the general partner of BPO Fund II and Beecken Petty O’Keefe & Company, LLC is the general partner of Beecken Petty O’Keefe & Company, II, L.P. Mr. O’Keefe, David K. Beecken and William G. Petty, Jr. are member managers of Beecken Petty O’Keefe & Company, LLC, and as such may be deemed to have shared voting and dispositive power with respect to the ordinary shares beneficially owned by BPO Fund II and Beecken Petty O’Keefe & Company II, L.P. Each of Messrs. O’Keefe, Beecken and Petty disclaims beneficial ownership of the ordinary shares beneficially owned by BPO Fund II and Beecken Petty O’Keefe & Company II, L.P., except to the extent of each of their pecuniary interest therein.
(17)	Includes 16,079 ordinary shares issuable to Mr. Sebulsky pursuant to our Directors Deferred Compensation Plan as of April 18, 2012.

(18)	Includes 4,104,384 ordinary shares and warrants to purchase 947,867 ordinary shares held by entities affiliated with certain of our non-employee directors, 100,177 ordinary shares that our executive officers have the right to acquire pursuant to options exercisable within 60 days of April 18, 2012, and 70,455 ordinary shares issuable to non-employee directors pursuant to our Directors Deferred Compensation Plan as of April 18, 2012. Does not include 18,213 shares held by Ms. Gamble as of April 11, 2012 and 38,817 shares Ms. Gamble has the right to acquire pursuant to options exercisable within 60 days of April 18, 2012. Ms. Gamble resigned from her positions as Senior Vice President, General Counsel of both us and Jazz Pharmaceuticals, Inc., effective as of March 12, 2012, in connection with her retirement. She is currently serving as a consultant to us through July 12, 2012. See Notes (3) and (6) through (17) above.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policy and Procedures for Review of Related Party Transactions

In January 2012, in connection with the merger, we adopted a Related Party Transaction Policy that sets forth our procedures for the identification, review, consideration and approval or ratification of “related-person transactions.” For purposes of our policy only, a “related-person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are, were or will be participants in which the amount involves exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related-person transaction (including any transaction that was not a related-person transaction when originally consummated or any transaction that was not initially identified as a related-person transaction prior to consummation), our management must present information regarding the related-person transaction to our audit committee (or, if audit committee approval would be inappropriate, to another independent body of our board of directors) for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will, on an annual basis, collect information that our General Counsel deems reasonably necessary from each director, executive officer and (to the extent feasible) significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to our General Counsel, or, if the employee is an executive officer, to our board of directors. In considering related-person transactions, our audit committee (or other independent body of our Board) will take into account the relevant available facts and circumstances including, but not limited to, the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated.

The policy requires that, in determining whether to approve, ratify or reject a related-person transaction, our audit committee (or other independent body of our board of directors) must consider, in light of known circumstances, whether the transaction is, or is not inconsistent with, our best interests and those of our shareholders, as our audit committee (or other independent body of our board of directors) determines in the good faith exercise of its discretion.

Prior to the merger, Azur Pharma, as a privately-held company, did not have a separate policy and procedures for the review, approval or ratification of related party transactions.

Certain Transactions With or Involving Related Persons

Set forth below is information with respect to certain transactions with or involving related persons and to which we or Azur Pharma was or is to be a participant.

Secondary Offering

In March 2012, we entered into an underwriting agreement with Barclays Capital Inc. and Citigroup Global Markets Inc. and certain selling shareholders, pursuant to which the selling shareholders sold to the underwriters an aggregate of 7,883,366 of our ordinary shares at a purchase price of $49.56 per ordinary share, resulting in aggregate gross proceeds to the selling shareholders of approximately $390.7 million. The offering closed on March 9, 2012. We did not receive any proceeds from the sale of our ordinary shares by the selling shareholders in the offering. The names of the selling shareholders and number of shares sold to the underwriters in the offering are included in a table below. Consistent with our obligations under the registration rights agreements described below, we are obligated to pay our total expenses in connection with this offering, including registration, filing and listing fees, printing fees and legal and accounting expenses, estimated to be approximately $500,000. Prior to the offering, our board of directors formed a special financing committee consisting of two independent directors to review and approve our participation in the offering. The financing committee was aware of the relationship between the selling shareholders and our company when it approved our participation in the transaction, and functioned as the independent review body under our Related Party Transaction Policy.

Selling Shareholder	Number of Shares Sold
Principal Shareholder or Affiliated Entities: (1)
Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.	3,000,000
Entities affiliated with Longitude Capital Partners, LLC	1,100,015
Entities affiliated with Thoma Cressey Equity Partners	950,000
Entities affiliated with Beecken Petty O’Keefe & Company, LLC	600,000
Directors and Executive Officers:
Paul L. Berns	39,200
Patrick G. Enright	49,985
Seamus Mulligan	2,000,000
Alan M. Sebulsky	31,166
Russell J. Cox	5,000
Bruce C. Cozadd	50,000
Carol A. Gamble(2)	50,000
Karen J. Wilson	8,000

(1)	Certain of our directors are affiliated or associated with the entities listed in the table as indicated below:

Director	Entities
James C. Momtazee	Entities affiliated with Kohlberg Kravis Roberts & Co. L.P.
Patrick G. Enright	Entities affiliated with Longitude Capital Partners, LLC
Bryan C. Cressey	Entities affiliated with Thoma Cressey Equity Partners
Kenneth W. O’Keefe	Entities affiliated with Beecken Petty O’Keefe & Company, LLC

(2)	Ms. Gamble retired from our company effective on March 12, 2012.

Registration Rights

2007 Investor Rights Agreement. Pursuant to the terms of a third amended and restated investor rights agreement dated June 6, 2007, as amended, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein, or the 2007 Investor Rights Agreement, which 2007 Investor Rights Agreement was assumed by us in the merger, the holders of up to approximately 8,000,000 ordinary shares, based on shares outstanding on April 18, 2012, or their transferees, are entitled to certain rights with respect to the registration of such shares under the Securities Act. In addition, upon exercise of outstanding options by our executive officers, certain of our executive officers, including Mr. Cozadd and Ms. Gamble, are entitled to rights with respect to registration of our ordinary shares acquired upon exercise. If we propose to register any of our securities under the Securities Act, either for our own account or for the account of others, the holders of these shares are entitled to notice of the registration and are entitled to include, at our expense, their ordinary shares in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of ordinary shares to be included in the registration. In addition, the holders of these ordinary shares may require us, at our expense and subject to certain limitations, to file one or more registration statements under the Securities Act with respect to their ordinary shares. Each of the entities referred to in the table above under “Secondary Offering” and Mr. Cozadd and Ms. Gamble are parties to or otherwise are entitled to registration rights under the 2007 Investor Rights Agreement.

2009 Investor Rights Agreement. Pursuant to the terms of an investor rights agreement dated July 7, 2009, as amended, or the 2009 Investor Rights Agreement, by and between Jazz Pharmaceuticals, Inc. and entities affiliated with Longitude Capital Partners, LLC, or the Longitude Funds, which 2009 Investor Rights Agreement was assumed by us in the merger, we agreed to file a registration statement under the Securities Act registering (or to otherwise effect the registration of) the resale of up to 1,895,734 ordinary shares held by the Longitude Funds, as well as the 947,867 of our ordinary shares underlying the warrants held by the Longitude Funds and to keep such registration continuously effective. In addition, if we propose to register any of our securities under the Securities Act, either for our own account or for the account of others, the Longitude Funds are entitled to notice of the registration and are entitled to include, at our expense, their ordinary shares in the registration and any related underwriting, provided, among other conditions, that the underwriters may limit the number of shares to be included in the registration.

Registration Rights Agreement. In connection with the merger, Azur Pharma entered into a registration rights agreement on January 13, 2012 with the holders of Azur Pharma’s ordinary shares as of that date, including Seamus Mulligan and Davycrest Nominees, a significant investor in Azur Pharma, which holders are referred to herein as the Azur Pharma rights parties. Pursuant to the registration rights agreement, Azur Pharma agreed to register for resale under the Securities Act, 12,020,616 ordinary shares held by the Azur Pharma rights parties (or their permitted transferees) on the date of the closing of the merger (immediately after giving effect to such closing), which shares are referred to herein as the Azur Resale Shares. We registered for resale all of the Azur Resale Shares on January 19, 2012 and we are obligated under the registration rights agreement to keep such registration statement continuously effective under the Securities Act until the earlier of such time as all of the Azur Resale Shares are publicly resold or the registration rights of the Azur Pharma rights parties expire under the registration rights agreement. Under the registration rights agreement, holders of Azur Resale Shares are entitled to sell Azur Resale Shares in underwritten public offerings provided that the aggregate amount of Azur Resale Shares to be offered and sold in any underwritten public offering represent not less than 5% of our ordinary shares outstanding at such time or are reasonably expected to result in aggregate gross proceeds of not less than $50 million, subject to our ability to defer effecting such an underwritten public offering under certain circumstances.

The assumption of or the entering into of the foregoing investor or registration rights agreements were negotiated as part of the merger.

Transactions with Seamus Mulligan

Lease and Sublease

On October 20, 2008, Azur Pharma entered into a lease agreement with Seamus Mulligan, pursuant to which Mr. Mulligan, as landlord, leased to Azur Pharma, as tenant, an aggregate of 4,128 square feet for office space located at 45 Fitzwilliam Square, Dublin 2, Ireland. The term of the lease is 21 years from October 20, 2008. The annual rent due under the lease is €206,760. The lease contains an “upwards only” rent review clause pursuant to which the annual rent due thereunder may be adjusted on scheduled rent review dates to equal the higher of either the rent contractually payable immediately prior to the applicable rent review date or the open market rent on such rent review date, as determined in accordance with the provisions of the lease. The most recent rent review occurred in October 2010 and resulted in no increase to the annual rent, with the next review scheduled for 2015. The lease also requires the tenant to insure the premises for consequential losses arising out of certain types of damage to the premises. As of March 31, 2012, a total of $1,503,637 in rent payments have been made under the lease agreement. Since Azur Pharma entered into the lease agreement with Mr. Mulligan prior to the merger, our Related Party Transaction Policy does not require that we seek approval or ratification from the audit committee. However, under the charter of the audit committee and applicable NASDAQ rules, our audit committee is charged with providing oversight of this transaction.

License Option

On May 30, 2011, Azur Pharma entered into a Development Agreement with Circ Pharma Limited and Circ Pharma Research and Development Limited, or the development agreement, providing for the purchase of an option to license certain rights and assets in relation to a chronotherapeutic formulation of Tramadol for $250,000, together with the sum of $50,000 as a contribution to the patent expenses incurred by Circ Pharma prior to the effective date of the option. Mr. Mulligan is Chairman and owner of the Circ Pharma Group. On January 9, 2012, Azur Pharma entered into an amendment to the development agreement, which provides for an extension to consider and evaluate the program contemplated by the option for a period of six months from the closing of the merger. We have not exercised the option to date. Since Azur Pharma entered into the development agreement prior to the merger, our Related Party Transaction Policy does not require that we seek approval or ratification from the audit committee. However, under the charter of the audit committee and applicable NASDAQ rules, our audit committee is charged with providing oversight of this transaction.

Please refer to Item 11 above with respect to the compensation arrangements of Mr. Mulligan (as well as the compensation arrangements of the executive officers of Azur Pharma), including those made effective in connection with the merger.

General Advisory Work Provided to Azur Pharma

During the year ended December 31, 2011, Azur Pharma paid €232,000 in fees for general advisory work to entities affiliated with J&E Davy. J&E Davy is the parent company of Davycrest Nominees, a significant investor in Azur Pharma, and was responsible for arranging a $45 million investment by private clients into Azur Pharma in 2007. Since Azur Pharma entered into these transactions prior to the merger, our Related Party Transaction Policy does not require that we seek approval or ratification from the audit committee. Following the merger, we ceased engaging J&E Davy for any advisory work.

Indemnification Agreements

On or after the effective time of the merger, we entered into indemnification agreements with our directors, executive officers and certain other of our officers and employees, or Indemnification Agreements. The Indemnification Agreement requires us, under the circumstances and to the extent provided for therein, to indemnify such persons to the fullest extent permitted by applicable law against certain expenses and other amounts incurred by any such person as a result of such person being made a party to certain actions, suits, proceedings and other actions by reason of the fact that such person is or was a director, officer, employee, consultant, agent or fiduciary of our company or any of our subsidiaries or other affiliated enterprises. The rights of each person who is a party to an Indemnification Agreement are in addition to any other rights such person may have under our Memorandum and Articles of Association, the Companies Acts 1963 to 2009 of Ireland, any other agreement, a vote of the shareholders of our company, a resolution of directors of our company or otherwise. We believe that these agreements are necessary to attract and retain qualified persons as our officers and directors. We also maintain directors’ and officers’ liability insurance.

Director Independence

Prior to the merger, the Azur Pharma board of directors consisted of Mr. Mulligan and two non-employee directors: Brian McKiernan and Anthony Tebbutt. Each of Messrs. McKiernan and Tebbutt resigned from the board of directors effective upon the consummation of the merger. Effective upon or in connection with the consummation of the merger, the following individuals, each of whom served as a member of Jazz Pharmaceuticals, Inc.’s board of directors as of immediately prior to the merger, were elected to our board of directors: Bryan C. Cressey, Kenneth W. O’Keefe, Alan M. Sebulsky, Paul L. Berns, Patrick G. Enright, Bruce C. Cozadd, James C. Momtazee and Rick E Winningham. Mr. Mulligan remained as a member of our board of directors.

As required under the NASDAQ Stock Market LLC listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, its senior management and its independent registered public accounting firm, the board of directors has affirmatively determined that all of our current directors are independent directors within the meaning of the applicable NASDAQ listing standards, except that Mr. Cozadd, our Chairman and Chief Executive Officer, and Mr. Mulligan, our Chief Business Officer, International Business Development, are not independent directors by virtue of their employment with our company. In addition, our board of directors has determined that each member of the audit committee, compensation committee and nominating and corporate governance committee meets the applicable NASDAQ and SEC rules and regulations regarding “independence” and that each member is free of any relationship that would impair his or her individual exercise of independent judgment with regard to Jazz Pharmaceuticals plc.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

As described elsewhere in this Amendment, Jazz Pharmaceuticals, Inc. is treated as the acquiring company in the merger for accounting purposes, and the merger is accounted for as a reverse acquisition under the acquisition method of accounting for business combinations. As a result, the historical financial statements of Jazz Pharmaceuticals, Inc. prior to the effective time of the merger on January 18, 2012 became our historical financial statements. Notwithstanding that accounting treatment, the consolidated financial statements included in this report are those of Azur Pharma, not Jazz Pharmaceuticals, Inc., because this report covers the last fiscal year of Azur Pharma and the merger was consummated after the end of the period covered by this report. Accordingly, except as otherwise indicated or the context otherwise requires, the following discussion of independent registered public accounting firm fees and services relates to Azur Pharma and its consolidated subsidiaries prior to the merger.

The following table represents aggregate fees billed or expected to be billed to Azur Pharma for the fiscal years ended December 31, 2011 and 2010 by KPMG, Azur Pharma’s independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2011:

	Fiscal Year Ended
	2011 (in thousands)	2010 (in thousands)
Audit Fees	$548	$106
Audit-Related Fees	$—	$—
Tax Fees	$428	$111
All Other Fees	$279	$—

Total Fees	$1,255	$217

Audit Fees: Consists of fees for professional services rendered for the audit of Azur Pharma’s financial statements, review of interim financial statements, assistance with registration statements filed with the SEC and services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements. Related to fiscal year ended December 31, 2011, fees of approximately $359,000 were billed in connection with Registration Statements on Form S-4 and S-8 filings.

Audit-Related Fees: Consists of fees for assurance and related services that are reasonably related to the performance of the audit and the review of the financial statements and which are not reported under “Audit Fees.” There were no audit-related fees billed or expected to be billed to Azur Pharma for the fiscal years ended December 31, 2011 and 2010.

Tax Fees: Consists of fees for professional services for tax compliance, tax advice and tax planning. During the fiscal year ended December 31, 2011, fees of $140,000 were billed in connection with tax compliance services and fees of $288,000 were billed in connection with tax advice and planning services. During the fiscal year ended December 31, 2010, fees of approximately $61,000 were billed in connection with tax compliance services and fees of $50,000 were billed in connection with tax advice and planning services.

All Other Fees: During the fiscal year ended December 31, 2011, fees for professional services of approximately $272,000 were billed in connection with the provision of secondee/loaned staff to Azur Pharma, and fees of approximately $7,000 were billed in connection with the provision of corporate secretarial services to Azur Pharma. These services were permissible under local independence standards. However, as the provision of these services is prohibited for audit clients who are filers under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, KPMG fully ceased providing secondee/loaned staff and corporate secretarial services to Azur Pharma in 2011.

Prior to the merger, Azur Pharma did not have a standing audit committee to pre-approve the fees described above. On January 13, 2012, in connection with but prior to consummation of the merger, the Azur Pharma board of directors, in consultation with the audit committee of the board of directors of Jazz Pharmaceuticals, Inc. approved the engagement of KPMG as our independent registered public accounting firm to audit our financial statements for the year ended December 31, 2012, such engagement to be effective upon consummation of the merger. Since the merger, our audit committee has pre-approved all audit and permissible non-audit services by KPMG.

Pre-Approval Policies and Procedures

Effective upon the closing of the merger, our audit committee was established. Our audit committee currently has a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, which is substantially similar to the policy and procedures maintained by Jazz Pharmaceuticals, Inc. prior to the merger. Our policy generally provides for the pre-approval of specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A or as part of Jazz Pharmaceuticals plc’s Annual Report on Form 10-K filed with the SEC on February 28, 2012 on behalf of itself (Commission File No. 333-177528), or the Form 10-K:

1.	Index to Financial Statements:

See Index to Consolidated Financial Statements in Item 8 of the Form 10-K.

2.	Financial Statement Schedules:

The following financial statement schedule of Jazz Pharmaceuticals plc (formerly Azur Pharma Public Limited Company) was filed as part of the Form 10-K on page F-22 thereof and should be read in conjunction with the consolidated financial statements of Jazz Pharmaceuticals plc (formerly Azur Pharma Public Limited Company) included in the Form 10-K.

Schedule II: Valuation and Qualifying Accounts

All other schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.

3.	Exhibits—The following exhibits are included herein or incorporated herein by reference:

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (now known as Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500) filed with the Commission on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

4.1	Reference is made to Exhibit 3.1.

4.2A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.2E in the Form 10-K).

Exhibit Number	Description of Document

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Series BB Preferred Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.3 in the Form 10-K).

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.4 in the Form 10-K).

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.5 in the Form 10-K).

4.6	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.6 in the Form 10-K).

4.7A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

4.7B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the Form 10-K).

4.8	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.1+	2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.2+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.3A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.3B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in the Form 10-K).

10.4+	Form of Option Agreement and Form of Option Grant Notice under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007).

10.5†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.50 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007).

10.6†	Quality Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.51 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.7	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

Exhibit Number	Description of Document

10.8A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57A in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57B in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57D in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.9+	Form of Letter, amending outstanding options granted under Jazz Pharmaceuticals, Inc.’s 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.60 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

10.10+	Form of Stock Award Grant Notice and Stock Award Agreement under Jazz Pharmaceuticals, Inc.’s 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.73 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008).

10.11	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.82 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.12	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.83 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.13	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.14	Form of Indemnification Agreement between Jazz Pharmaceuticals, Inc. and its officers and directors (incorporated herein by reference to Exhibit 10.89 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

10.15+	Offer Letter from Jazz Pharmaceuticals, Inc. to Kathryn Falberg (incorporated herein by reference to Exhibit 10.92 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on December 3, 2009).

10.16†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.17+	Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.18+	2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

Exhibit Number	Description of Document

10.19+	2007 Employee Stock Purchase Plan Offering Document, as amended and restated (incorporated herein by reference to Exhibit 10.19 in the Form 10-K).

10.20+	Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.21+	Separation Agreement, dated January 6, 2011, by and between Jazz Pharmaceuticals, Inc. and Robert Myers (incorporated herein by reference to Exhibit 10.53 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2010, as filed with the SEC on March 8, 2011).

10.22	Master Services Agreement, dated April 15, 2011, by and between Jazz Pharmaceuticals, Inc., CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

10.23+	Offer Letter from Jazz Pharmaceuticals, Inc. to Jeffrey Tobias, M.D. (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on November 8, 2011).

10.24+	Form of Notice to Option Holder Re: Outstanding Nonstatutory Stock Options to Purchase Shares of Jazz Pharmaceuticals, Inc.’s Common Stock (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on October 28, 2011).

10.25	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.26	Escrow Agreement made and entered into as of January 18, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., Seamus Mulligan, solely in his capacity as Indemnitors’ Representative, and Deutsche Bank National Trust Association, as escrow agent (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.27+	Separation Agreement, dated January 18, 2012, by and between Jazz Pharmaceuticals plc and Carol Gamble (incorporated herein by reference to Exhibit 10.27 in the Form 10-K).

10.28	Lease Agreement, dated October 20, 2008, between Seamus Mulligan, as lessor, and Jazz Pharmaceuticals plc, as lessee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.29+	Employment Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.30	Noncompetition Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.31	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in the Form 10-K).

10.32+	Non-Employee Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.32 in the Form 10-K).

10.33+	Jazz Pharmaceuticals plc Cash Bonus Plan.

10.34+	Amended and Restated Executive Change in Control and Severance Benefit Plan.

10.35+	Form of Option Grant Notice and Form of Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.35 in the Form 10-K).

10.36+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.36 in the Form 10-K).

Exhibit Number	Description of Document

10.37+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.37 in the Form 10-K).

10.38+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.38 in the Form 10-K).

10.39A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.39B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in the Form 10-K).

10.40+	Form of Option Grant Notice and Form of Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.40 in the Form 10-K).

10.41+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.41 in the Form 10-K).

10.42+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.42 in the Form 10-K).

10.43+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.43 in the Form 10-K).

10.44+	Amended and Restated Rules of the Azur Pharma Public Limited Company Share Option Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 333-177528), as filed with the SEC on December 14, 2011).

21.1	Subsidiaries of Jazz Pharmaceuticals Public Limited Company (incorporated herein by reference to Exhibit 21.1 in the Form 10-K).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in the Form 10-K).

24.1	Power of Attorney (included on the signature page to the Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in the Form 10-K).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in the Form 10-K).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 in the Form 10-K).

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

*	The certifications attached as Exhibit 32.1 accompany the Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2012	Jazz Pharmaceuticals Public Limited Company
(Registrant)

/s/ BRUCE C. COZADD
Bruce C. Cozadd
Chairman and Chief Executive Officer and Director
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger and Reorganization, dated as of September 19, 2011, by and among Azur Pharma Limited (now known as Jazz Pharmaceuticals plc), Jaguar Merger Sub Inc., Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated herein by reference to Exhibit 2.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500) filed with the Commission on September 19, 2011).

2.2	Letter Agreement, dated as of January 17, 2012, by and among Jazz Pharmaceuticals plc, Jaguar Merger Sub Inc. Jazz Pharmaceuticals, Inc. and Seamus Mulligan, solely in his capacity as the Indemnitors’ Representative (incorporated by reference to Exhibit 2.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

3.1	Memorandum and Articles of Association of Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 3.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

4.1	Reference is made to Exhibit 3.1.

4.2A	Third Amended and Restated Investor Rights Agreement, made effective as of June 6, 2007, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

4.2B	Waiver and Amendment Agreement, dated as of March 12, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3B in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2007, as filed with the SEC on March 31, 2008).

4.2C	Waiver and Amendment Agreement, dated as of May 7, 2008, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on May 9, 2008).

4.2D	Waiver and Amendment Agreement, dated as of July 6, 2009, by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 4.3D in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2009, as filed with the SEC on August 14, 2009).

4.2E	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.2E in the Form 10-K).

4.3	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Series BB Preferred Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.3 in the Form 10-K).

4.4	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.4 in the Form 10-K).

4.5	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Registered Direct Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.5 in the Form 10-K).

4.6	Form of Jazz Pharmaceuticals plc Warrant to Purchase Ordinary Shares issued to holders of assumed Common Stock Warrants originally issued by Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 4.6 in the Form 10-K).

4.7A	Investor Rights Agreement, dated July 7, 2009 by and between Jazz Pharmaceuticals, Inc. and the other parties named therein (incorporated herein by reference to Exhibit 10.88 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

Exhibit Number	Description of Document

4.7B	Assignment, Assumption and Amendment Agreement, dated as of January 18, 2012, by and among Jazz Pharmaceuticals, Inc., Jazz Pharmaceuticals plc and the other parties named therein (incorporated herein by reference to Exhibit 4.7B in the Form 10-K).

4.8	Registration Rights Agreement made as of January 13, 2012, by and among Jazz Pharmaceuticals plc and certain shareholders named therein (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.1+	2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.5 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.2+	Form of Option Exercise and Stock Purchase Agreement and Forms of Grant Notices under the 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.22 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 17, 2007).

10.3A+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.3B+	Jazz Pharmaceuticals plc 2007 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.3B in the Form 10-K).

10.4+	Form of Option Agreement and Form of Option Grant Notice under the 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.24 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 24, 2007).

10.5†	Xyrem Manufacturing Services and Supply Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.50 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on May 31, 2007).

10.6†	Quality Agreement, dated as of March 13, 2007, by and between Jazz Pharmaceuticals, Inc. and Patheon Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.51 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.7	Commercial Lease, dated as of June 2, 2004, by and between Jazz Pharmaceuticals, Inc. and The Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.52 in Jazz Pharmaceuticals, Inc.’s registration statement on Form S-1, as amended (File No. 333-141164), as filed with the SEC on March 27, 2007).

10.8A	Civil Settlement Agreement, dated July 13, 2007, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57A in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8B	Non-Prosecution Agreement, dated July 13, 2007, between the United States Attorney’s Office for the Eastern District of New York and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57B in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8C	Plea Agreement, dated July 13, 2007, between the United States Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.57C in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.8D	Corporate Integrity Agreement, dated July 13, 2007, between the Office of Inspector General of the Department of Health and Human Services and Jazz Pharmaceuticals, Inc. (incorporated herein by reference to Exhibit 10.57D in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 18, 2007).

10.9+	Form of Letter, amending outstanding options granted under Jazz Pharmaceuticals, Inc.’s 2003 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.60 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended June 30, 2007, as filed with the SEC on August 10, 2007).

Exhibit Number	Description of Document

10.10+	Form of Stock Award Grant Notice and Stock Award Agreement under Jazz Pharmaceuticals, Inc.’s 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.73 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2008, as filed with the SEC on May 15, 2008).

10.11	Revision of Payment Terms of the Plea Agreement dated as of July 17, 2007 between the U.S. Attorney for the Eastern District of New York and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.82 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.12	Amendment to Settlement Agreement, signed by the Company on February 6, 2009, among the United States of America acting through the entities named therein, Jazz Pharmaceuticals, Inc. and Orphan Medical, Inc. (incorporated herein by reference to Exhibit 10.83 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2008, as filed with the SEC on March 26, 2009).

10.13	First Amendment of Lease, dated June 1, 2009, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.86 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on June 4, 2009).

10.14	Form of Indemnification Agreement between Jazz Pharmaceuticals, Inc. and its officers and directors (incorporated herein by reference to Exhibit 10.89 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on July 7, 2009).

10.15+	Offer Letter from Jazz Pharmaceuticals, Inc. to Kathryn Falberg (incorporated herein by reference to Exhibit 10.92 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on December 3, 2009).

10.16†	Supply Agreement, dated as of April 1, 2010, by and between Jazz Pharmaceuticals, Inc. and Siegfried (USA) Inc. (incorporated herein by reference to Exhibit 10.54 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2010, as filed with the SEC on May 6, 2010).

10.17+	Amended and Restated 2007 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 99.4 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.18+	2007 Employee Stock Purchase Plan, as amended and restated (incorporated herein by reference to Exhibit 99.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.19+	2007 Employee Stock Purchase Plan Offering Document, as amended and restated (incorporated herein by reference to Exhibit 10.19 in the Form 10-K).

10.20+	Amended and Restated Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 99.6 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.21+	Separation Agreement, dated January 6, 2011, by and between Jazz Pharmaceuticals, Inc. and Robert Myers (incorporated herein by reference to Exhibit 10.53 in Jazz Pharmaceuticals, Inc.’s annual report on Form 10-K (File No. 001-33500) for the period ended December 31, 2010, as filed with the SEC on March 8, 2011).

10.22	Master Services Agreement, dated April 15, 2011, by and between Jazz Pharmaceuticals, Inc., CuraScript, Inc. and Express Scripts Specialty Distribution Services, Inc. (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500) for the period ended March 31, 2011, as filed with the SEC on May 9, 2011).

10.23+	Offer Letter from Jazz Pharmaceuticals, Inc. to Jeffrey Tobias, M.D. (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s quarterly report on Form 10-Q (File No. 001-33500), as filed with the SEC on November 8, 2011).

10.24+	Form of Notice to Option Holder Re: Outstanding Nonstatutory Stock Options to Purchase Shares of Jazz Pharmaceuticals, Inc.’s Common Stock (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals, Inc.’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on October 28, 2011).

Exhibit Number	Description of Document

10.25	Form of Indemnification Agreement between Jazz Pharmaceuticals plc and its officers and directors (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.26	Escrow Agreement made and entered into as of January 18, 2012, by and among Jazz Pharmaceuticals plc, Jazz Pharmaceuticals, Inc., Seamus Mulligan, solely in his capacity as Indemnitors’ Representative, and Deutsche Bank National Trust Association, as escrow agent (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 001-33500), as filed with the SEC on January 18, 2012).

10.27+	Separation Agreement, dated January 18, 2012, by and between Jazz Pharmaceuticals plc and Carol Gamble (incorporated herein by reference to Exhibit 10.27 in the Form 10-K).

10.28	Lease Agreement, dated October 20, 2008, between Seamus Mulligan, as lessor, and Jazz Pharmaceuticals plc, as lessee (incorporated herein by reference to Exhibit 10.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.29+	Employment Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.2 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.30	Noncompetition Agreement by and between Seamus Mulligan and Jazz Pharmaceuticals plc (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s registration statement on Form S-4 (File No. 333-177528), as filed with the SEC on October 26, 2011).

10.31	Second Amendment of Lease, dated February 28, 2012, by and between Jazz Pharmaceuticals, Inc. and Wheatley-Fields, LLC, successor in interest to the Board of Trustees of the Leland Stanford Junior University (incorporated herein by reference to Exhibit 10.31 in the Form 10-K).

10.32+	Non-Employee Director Compensation Arrangements (incorporated herein by reference to Exhibit 10.32 in the Form 10-K).

10.33+	Jazz Pharmaceuticals plc Cash Bonus Plan.

10.34+	Amended and Restated Executive Change in Control and Severance Benefit Plan.

10.35+	Form of Option Grant Notice and Form of Stock Option Agreement under the Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.35 in the Form 10-K).

10.36+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.36 in the Form 10-K).

10.37+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.37 in the Form 10-K).

10.38+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.38 in the Form 10-K).

10.39A+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 in Jazz Pharmaceuticals plc’s registration statement on Form S-8 (File No. 333-179075), as filed with the SEC on January 18, 2012).

10.39B+	Jazz Pharmaceuticals plc 2011 Equity Incentive Plan Sub-Plan Governing Awards to Participants in the Republic of Ireland (incorporated herein by reference to Exhibit 10.39B in the Form 10-K).

10.40+	Form of Option Grant Notice and Form of Stock Option Agreement under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.40 in the Form 10-K).

10.41+	Form of Stock Option Grant Notice and Form of Option Agreement (Irish) under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.41 in the Form 10-K).

Exhibit Number	Description of Document

10.42+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.42 in the Form 10-K).

10.43+	Form of Restricted Stock Unit Grant Notice and Form of Restricted Stock Unit Award Agreement (Irish) under the 2011 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.43 in the Form 10-K).

10.44+	Amended and Restated Rules of the Azur Pharma Public Limited Company Share Option Plan (incorporated herein by reference to Exhibit 10.3 in Jazz Pharmaceuticals plc’s current report on Form 8-K (File No. 333-177528), as filed with the SEC on December 14, 2011).

21.1	Subsidiaries of Jazz Pharmaceuticals Public Limited Company (incorporated herein by reference to Exhibit 21.1 in the Form 10-K).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to Exhibit 23.1 in the Form 10-K).

24.1	Power of Attorney (included on the signature page to the Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.1 in the Form 10-K).

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended (incorporated herein by reference to Exhibit 31.2 in the Form 10-K).

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to Exhibit 31.2 in the Form 10-K).

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
*	The certifications attached as Exhibit 32.1 accompany the Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.